Form 10-Q
period 2002-06-30
DICON FIBEROPTICS INC
filed 2002-11-08
CIK 1119012

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002, or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission file number 0-49939

DICON FIBEROPTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	94-3006185 (IRS Employer Identification No.)
1689 Regatta Blvd. Richmond, California (Address of Principal Executive Offices)	94804 (Zip Code)

(510) 620-5000
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [   ]

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 2.	Changes in Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 5.	Other Information.

Item 6.	Exhibits and Report on Form 8-K.

Signatures.

Certifications.

Exhibit Index.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheet	June 30, 2002	March 31, 2002

(in thousands, except share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,507	$10,170
Cash from deposit for future stock purchase (Note 8)	6,245	—
Marketable securities	20,644	13,756
Accounts receivable, net of allowance of $634 and $634, respectively	2,866	5,112
Inventories	6,087	6,596
Prepaid expenses and other current assets	1,156	3,988
Federal income tax receivable	12,794	8,899
Deferred income taxes	559	559

Total current assets	55,858	49,080
Property, plant and equipment, net	77,157	78,292
Deferred income taxes	5,886	6,733
Other assets	189	204

Total assets	$139,090	$134,309

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,652	$10,922
Mortgage and other debt	4,592	3,632
Income taxes payable	1,346	1,311
Deferred compensation payable	4,626	4,139
Deposit received for future stock purchases (Note 8)	6,245	—

Total current liabilities	27,461	20,004
Deferred compensation payable, net of current portion	7,198	7,382
Mortgage and other debt, net of current portion	30,196	30,705

Total liabilities	64,855	58,091

Commitments
Shareholders’ equity:
Common stock: no par value; 200,000,000 shares authorized; 110,433,788 and 108,841,795 shares issued and outstanding, respectively	16,473	12,786
Additional paid-in capital	13,515	13,438
Deferred compensation	(1,565)	(1,659)
Retained earnings	47,769	54,025
Accumulated other comprehensive loss	(1,957)	(2,372)

Total shareholders’ equity	74,235	76,218

Total liabilities and shareholders’ equity	$139,090	$134,309

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended June 30,

Consolidated Statement of Operations and Comprehensive Loss	2002	2001

(in thousands)	(unaudited)	(unaudited)
Net sales	$6,579	$29,204
Cost of goods sold	6,527	19,422

Gross profit	52	9,782

Selling, general and administrative expenses	3,013	3,395
Research and development expenses	5,542	3,765

	8,555	7,160

(Loss) income from operations	(8,503)	2,622
Other income (expense):
Interest expense, net	(653)	(609)
Other expense, net	(138)	(815)

(Loss) income before income tax (provision) benefit	(9,294)	1,198
Income tax benefit (provision)	3,038	(751)

Net (loss) income	$(6,256)	$447

Other comprehensive loss:
Foreign currency translation adjustment	$917	$(1,137)
Unrealized holding gains (losses) on marketable securities arising during the period, net of realized gains (losses) included in net income (loss)	(502)	65

Comprehensive (loss) income	$(5,841)	$(625)

Basic net (loss) income per share	$(.06)	$.00

Diluted net (loss) income per share	$(.06)	$.00

Average shares used in computing basic net (loss) income per share	109,666	107,863

Average shares used in computing diluted net (loss) income per share	109,666	108,688

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended June 30,

Consolidated Statement of Cash Flows	2002	2001

(in thousands)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(6,256)	$447
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	2,603	2,889
Provision for inventory	165	153
Loss on disposal of fixed assets	8	—
Provision for estimated losses due to vacated properties, net of sublease income	—	1,457
Interest accretion on deferred compensation liability	235	300
Realized (gain) on available-for-sale marketable securities	(48)	—
Stock compensation expense	488	481
Other	9	—
Changes in assets and liabilities:
Accounts receivable	2,246	2,256
Inventories	385	7,438
Prepaid expenses and other current assets	2,830	(1,096)
Federal income tax receivable	(3,894)	—
Other assets	6	44
Accounts payable and accrued liabilities	67	(8,788)
Income taxes payable	—	751
Deferred income taxes	856	—
Deferred compensation payable	(249)	(256)

Net cash (used in) provided by operating activities	(549)	6,076

Cash flows from investing activities:
Purchases of marketable securities	(7,407)	—
Sales of marketable securities	123	—
Sales of property and equipment	129	515
Purchases of property and equipment	(1,037)	(7,032)

Net cash used in investing activities	(8,192)	(6,517)

Cash flows from financing activities:
Borrowings under mortgage and other debt	1,452	8,815
Repayment of mortgage and other debt	(1,093)	(390)
Stock purchase subscription	6,245	(1,393)
Proceeds from issuance of common stock, net of repurchases	3,687	1,331

Net cash provided by financing activities	10,291	8,363

Effect of exchange rate changes on cash and cash equivalents	32	(118)

Net change in cash and cash equivalents	1,582	7,804
Cash and cash equivalents, beginning of period	10,170	14,040

Cash and cash equivalents, end of period	$11,752	$21,844

Supplemental disclosures of cash flow information:
Cash paid for interest	$418	$1,029

Cash paid for income taxes	$—	$2

Notes to the Consolidated Financial Statements
(amounts in thousands, except per share amounts)

1. Basis of presentation

     The consolidated financial information for DiCon Fiberoptics, Inc. (“DiCon” or the “Company”) at June 30, 2002 and for the three months ended June 30, 2002 and June 30, 2001 is unaudited but, in the opinion of management, includes all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, such information does not include all the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results expected for the full year. For further information, refer to the Consolidated Financial Statements for the year ended March 31, 2002 and other information, included in the Company’s Form 10 filing.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes to the consolidated financial statements. Actual results could differ from those estimates.

     The optical communications markets have recently experienced a severe downturn, resulting in a significant decline in the demand for the optical components supplied by the Company and its competitors. Management believes it has the financial resources, and will take the necessary actions, to manage through this downturn. However, a prolonged downturn in the optical communications markets, failure by the Company to anticipate or respond to technological developments in its industry, changes in customer or supplier requirements or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products, could have a material adverse effect on the Company’s consolidated financial condition, operating results or cash flows.

2. Recent accounting pronouncements

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and portions of APB No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” While SFAS No. 144 carries forward many of the provisions of SFAS No. 121 and APB No. 30, some of the key differences in the new standard are that goodwill is excluded from its scope, assets to be abandoned will be viewed as held for use and amortized over their remaining service period, and the standard broadens the presentation of discontinued operations. SFAS No. 144 was effective for the Company on April 1, 2002 and its adoption did not have a significant impact on its consolidated financial position, results of operations or cash flow.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a significant impact on the Company’s financial position, results of operations, or cash flows.

3. Basic net (loss) income per share

     Basic net (loss) income per share is computed by dividing the net (loss) income (numerator) by the weighted average number of common shares outstanding (denominator) during the period, excluding the dilutive effect of stock options. Diluted net (loss) income per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. In computing diluted net (loss) income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds of stock option exercises.

Notes to the Consolidated Financial Statements
(amounts in thousands, except per share amounts)

     The following is a reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share computations for the periods presented below:

	For the three months ended June 30,

	2002	2001

	(in thousands, except per share data)
Numerator:
Net (loss) income	$(6,256)	$447
Denominator:
Basic weighted average shares	109,666	107,863
Potentially dilutive common stock equivalents — stock options	—	825

Diluted weighted average shares	109,666	108,688

Net (loss) income per share:
Basic	$(.06)	$.00
Diluted	$(.06)	$.00

     As a result of the losses incurred by the Company for the three months ended June 30, 2002, options to purchase 10,797 shares of common stock were anti-dilutive and excluded from the net loss per share calculations.

4. Marketable Securities

     Available for sale securities included in the consolidated balance sheets as of June 30, 2002 and March 31, 2002 are as follows:

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2002 (unaudited)
Equity securities	$1,223	$—	$(587)	$636
Debt securities	20,025		(17)	20,008

Total	$21,248	$—	$(604)	$20,644

March 31, 2002
Equity securities	$1,345	$—	$(90)	$1,255
Debt securities	12,512	—	(11)	12,501

Total	$13,857	$—	$(101)	$13,756

     Debt securities include certificates of deposit with original maturities of greater than 90 days.

     Realized gains on the sale of securities were $47 for the quarter ended June 30, 2002 and were $0 for the quarter ended June 30, 2001. They are included in Other expense, net in the Consolidated Statement of Operations and Comprehensive Loss.

Notes to the Consolidated Financial Statements
(amounts in thousands, except per share amounts)

5. Inventories

     Inventories consist of the following as of June 30, 2002 and March 31, 2002:

	June 30,	March 31,
	2002	2002

	(unaudited)
Raw materials	$4,951	$6,837
Inventory reserve — raw materials	(873)	(1,033)
Work-in-process and finished goods	2,009	792

Total	$6,087	$6,596

6. Mortgage and Other Debt

     The Company financed, in part, a new corporate campus by borrowing from a bank a construction loan of $27,000, which the Company entered into on August 24, 2000. In November 2001, the same lender refinanced the outstanding balance of the construction loan with a mortgage loan maturing November 20, 2004 with an amortization schedule based on a 25-year loan. Interest on the mortgage loan is accrued at a variable interest rate based on changes in the lender’s prime rate as of the 20th of each month (4.75 percent at June 30, 2002). Principal and interest are payable monthly. The balance of the mortgage loan as of June 30, 2002 was $26,665, and the balance of the loan at maturity is estimated to be $25,255 at the current interest rate.

     In June 2002, Global Fiberoptics, the Company’s wholly owned subsidiary in Taiwan, renewed its lines of credit of 200,000 New Taiwan Dollars (or approximately $5,965 as of June 30, 2002) from a Taiwan bank, with interest based on a rate set by the bank at the time funds are drawn. The line matures on June 30, 2003. The amount drawn as of June 30, 2002, was $2,565. The interest rate as of June 30, 2002 was 3.50 percent and fluctuates based on the lending bank’s prime rate.

     In April 2001, the Company obtained an equipment loan from a bank in the amount of $7,250. The loan is secured by specific pieces of equipment. The loan is repayable in equal monthly installments of principal and interest over 60 months beginning May 30, 2001. At June 30, 2002, the loan balance was $5,558. Effective April 30, 2002 and annually on April 30 of each year thereafter, the Company may elect to fix the interest rate on the equipment loan for a twelve month period at a rate of one-half of one percentage point (0.5 percent) per annum in excess of the prime. As of June 30, 2002, the Company had not elected the fixed rate option and the loan bore an interest rate of prime plus 0.5 percent (5.25 percent at June 30, 2002). At March 31, 2002, the Company was in violation of two of the financial covenants under this loan agreement. The bank agreed to waive the covenants through March 31, 2003, but added an additional covenant requiring the Company to maintain a minimum balance of cash and marketable securities (excluding equity securities) of at least two times the outstanding loan balance. The Company was in compliance with the new covenant at June 30, 2002.

     In December 2001, Global Fiberoptics issued commercial paper in the amount of 20,000 New Taiwan Dollars (or approximately $597 as of June 30, 2002). Proceeds were used to repay borrowings under the bank line of credit for Global Fiberoptics. This loan was repaid in June 2002, so as of June 30, 2002 there was no balance outstanding.

Notes to the Consolidated Financial Statements
(amounts in thousands, except per share amounts)

7. Stock Plans and Deferred Compensation Liability

     Non-cash compensation expense related to the Company’s stock compensations plans has been reflected in the Consolidated Statement of Operations and Comprehensive Loss as follows:

	Three months ended June 30,

	2002	2001

	(Unaudited)	(Unaudited)

Cost of goods sold	$73	$73
Selling, general and administrative expenses	273	267
Research and development expenses	141	140

	$487	$480

8. Stock subscriptions

     Prior to the end of the quarter, the Company received subscriptions for common stock from accredited investors in the amount of $6,245 pursuant to a private placement. The offering closed on September 30, 2002. Proceeds of the offering will be used for general working capital purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This Section contains forward-looking statements that involve risks and uncertainties. Actual results may differ from those indicated in forward-looking statements. Factors that could contribute to such differences include, but are not limited to, those specific points discussed under “Risk Factors” in the Form 10 Registration Statement filed by DiCon Fiberoptics, Inc. (“DiCon” or the “Company”) on July 23, 2002.

     Overview

     DiCon designs and manufactures passive optical components, modules and test instruments for current and next-generation optical communications markets. DiCon designs and manufactures a broad portfolio of technically advanced products that filter, split, combine and route light in optical networks. DiCon also sells products used for testing optical devices and systems. DiCon’s products are based on its proprietary technologies, including thin-film coating, micro-optic design, optical element finishing, Micro Electro-Mechanical Systems (“MEMS”), advanced packaging and process automation. DiCon was founded in 1986 and first became profitable in 1988. It remained profitable each fiscal year until the fiscal year ended March 31, 2002.

     DiCon’s communications, products include Wavelength Division Multiplexers (“WDMs”), amplifier components, switches and attenuators, MEMS devices, and modules and its measurement products include variable attenuators, tunable filters, and test instruments. DiCon markets and sells its products worldwide through its direct sales force and through selected distributors.

     The optical networking industry is rapidly changing and the volume and timing of orders are difficult to predict. Since the fourth quarter of 2000, the fiberoptics industry has been in a significant period of consolidation following a dramatic curtailment of capital spending by most carriers faced with substantial excess bandwidth capacity and very high levels of corporate debt. DiCon believes its customers, who typically are manufacturers of telecommunications equipment, generally view the purchase of DiCon’s products as a significant and strategic decision. As a result, customers typically expend substantial effort in evaluating, testing and qualifying DiCon’s products and its manufacturing processes. This customer evaluation and qualification process frequently results in a lengthy initial sales cycle of nine months or longer.

     Beginning in January 2001, as the industry entered its downturn and consolidation phase, various customers cancelled existing orders. In some cases, DiCon was able to recover a portion of its costs through subsequent transactions with these customers. However, the Company also incurred substantial costs associated with obsolete inventory and cancelled orders. As of July 2002, DiCon expects that this major correction of its inventory levels will not continue at the same levels as in the fiscal years ended March 31, 2002 and 2001. DiCon attempts to mitigate the impact of such corrections by maintaining close, proactive relationships with its major customers to obtain as much information about each customer’s needs as possible.

     DiCon is engaged in continuing efforts to manage its manufacturing process to adjust for the projected changes in demand for its products. Currently, it performs manufacturing, final assembly, testing, quality assurance, engineering, documentation control and repairs of its products at its Richmond, California, facility. This facility consists of approximately 200,000 square feet of owned facilities and approximately 50,000 square feet of leased facilities.

     In 2001, DiCon relocated its operations from leased facilities in Berkeley, California, approximately five miles south of Richmond. The Company had previously occupied approximately 93,000 square feet in Berkeley. Following the recent downturn in the telecommunications business and DiCon’s sales, DiCon closed these facilities. In addition, DiCon has vacated an additional 80,000 square feet of leased facilities in Richmond, California. All of the leases for the leased facilities expire in one to four years. The remaining lease obligations for the unutilized facilities of up to four years in duration, net of expected sublease revenue and expense, have been accrued as a liability in the consolidated financial statements beginning in the fiscal year ended March 31, 2001. As of June 30, 2002, the reserve for future expenses for the unused leased premises is $1.4 million, compared to $1.8 million as of March 31, 2002.

     In January 2000, DiCon began manufacturing operations at its 44,000 square foot WDM product assembly facility in Kaohsiung, Taiwan. This facility subsequently has been expanded through the purchase of an additional 44,000 square feet of additional space adjacent to the original facility to manufacture additional products. Although DiCon owns a condominium interest in the building, it is located on a ground lease that extends through 2011. The ground lease may be renewed indefinitely, and there is no penalty for early cancellation, except for forfeiture of the owned facility.

     DiCon’s cost of goods sold consists primarily of the cost of direct materials, labor and manufacturing overhead associated with products sold as well as production start up costs. As demand changes, DiCon attempts to manage its manufacturing capacity to meet demand for existing and new products. However, certain of its costs are fixed and as volumes decrease, these expenses are difficult to reduce proportionately, if at all.

     Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to consultants and outside service providers, material and equipment costs, and other expenses related to the design, development, testing and enhancement of DiCon’s fiberoptic products. DiCon expenses all of its research and development costs as incurred and does not capitalize any research and development expenditures except for equipment which has a useful life longer than one year and is useful for purposes other than the current research and development project. DiCon believes that research and development is critical to strategic product development and expects to continue to devote substantial resources to product research and development even in the face of decreased demand for its products. DiCon expects its research and development expenses to fluctuate both in absolute dollars and as a percentage of sales based on its perceived need for, and expected return from, its research and development efforts.

     Selling, general and administrative expenses include salaries, benefits, commissions, product promotion and administrative expenses. DiCon expects these expenses to continue to be substantial as the Company strives to be an industry leader in the fiberoptic component manufacturing business.

     DiCon maintains an Employee Stock Option Plan and an Employee Stock Purchase Plan as a means of motivating its employees to make a tangible contribution towards achieving its corporate objectives. See Note 9 of the consolidated financial statements included in the Company’s Form 10 filing for more information regarding these plans.

     Other income (expense) consists primarily of interest and dividend income, offset by interest expense plus realized gains or losses on investments.

     Critical Accounting Policies

     The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires estimates and judgments that affect the reported amounts of assets and liabilities, net sales and expenses, and the related disclosures. Estimates are based on historical experience, knowledge of economic and market factors and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of the Company’s consolidated financial statements.

     Revenue recognition. The Company recognizes revenue upon shipment of the product provided that persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Revenue associated with contract-related cancellation payments from customers is not recognized until a formal agreement is signed or a purchase order issued by the customer covering such payments and the collectibility of the cancellation payments is determined to be probable. The Company records provisions against gross revenue for estimated product returns and allowances in the period when the related revenue is recorded. Should actual product returns and allowances exceed the Company’s estimates, additional reductions to revenue would result.

     Allowances for doubtful accounts. The Company performs ongoing credit evaluations of its customers’ financial condition. Allowances for doubtful accounts for estimated losses are maintained resulting from the inability or unwillingness of customers to make required payments. When the Company becomes aware that a specific customer is unable to meet its financial obligations, such as bankruptcy or deterioration in the customer’s operating results or financial position, the Company records a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. The Company is not able to predict changes in the financial condition of customers, and if circumstances related to the Company’s customers deteriorate, estimates of the recoverability of trade receivables could be materially affected and the Company may be required to record additional allowances. Alternatively, if the Company provides for more allowances than needed, the Company may reverse a portion of such provisions in future periods based on actual collection experience.

     Warranty accrual. The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. Estimates of the costs of warranty obligations are based on the Company’s historical experience of known product failure rates, use of materials and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should the Company’s actual experience relative to these factors differ from estimates, the Company may be required to record additional warranty reserves. Alternatively, if the Company provides more reserves than needed, the Company may reverse a portion of such provisions in future periods.

     Inventory Valuation. The Company regularly assesses the valuation of inventories and writes down those inventories which are obsolete or in excess of forecasted usage to their estimated realizable value. Estimates of realizable value are based upon the Company’s analyses and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than the Company’s forecast or actual demand from customers is lower than the Company’s estimates, the Company may be required to record additional inventory write-downs. If demand is higher than expected, the Company may sell inventories that had previously been written down.

     Property, plant and equipment. The Company evaluates the carrying value of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in the Company’s market value, or significant reductions in projected future cash flows. In assessing the recoverability of property, plant and equipment, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the Company writes down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the Company’s weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall market growth and the Company’s percentage of that market, groupings of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of property, plant and equipment, thereby requiring the Company to write down the assets.

     Deferred taxes. The Company regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income. If necessary, the Company records a valuation allowance to reduce deferred tax assets to the amount that the Company believes to be realizable. The Company considers projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If it is determined that the Company will not realize all or part of deferred tax assets, an adjustment to the deferred tax asset will be charged to earnings in the period such determination is made. As of June 30, 2002, the Company has not recorded a valuation allowance associated with deferred tax assets.

     Financial Results

     Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001

     Net Sales

     Net sales declined 77.4% from $29.2 million for the quarter ended June 30, 2001 to $6.6 million for the quarter ended June 30, 2002. This decline reflected the overall decline in the demand for fiberoptics components and test equipment by telecommunications equipment vendors, the Company’s primary customers, as well as increased competition for the remaining business opportunities. This decline is unprecedented in DiCon’s history, but at this point, it still remains unclear when an upturn in demand might occur. Additional declines from the level of this quarter are anticipated in the near future.

     The industry continues to be in a state of flux, and a consolidation phase is now beginning. This adds to the instability in the market. In addition, we continue to experience pressures to lower average selling prices of current products. New products are gaining acceptance with potential customers, but there is little or no volume in these new products to offset the declines in net sales. We believe the long-term recovery of the market for telecommunications components requires significant restructuring at all levels of the industry throughout most of the world.

     For the quarter ended June 30, 2002, the Company had two customers who each accounted for more than 10% of sales that together accounted for 29.7% of net sales. For the quarter ended June 30, 2001, the Company also had two customers who each accounted for more than 10% of sales that together accounted for 31.7% of net sales.

     Cost of Goods Sold

     Cost of goods sold declined 66.5% from $19.4 million for the quarter ended June 30, 2001 to $6.5 million for the same quarter in the current fiscal year, but for the current year was 99.2% of revenue compared to 66.5% of revenue for the quarter ended June 30, 2001. The absolute decline of $12.9 million reflected the lower volume of business, offset by the higher component of fixed costs in the current quarter. These higher fixed costs were primarily due to the higher costs of the new facility in Richmond, California, to which the Company moved in mid-2001. There were no significant inventory adjustments for the quarter ended June 30, 2002. For the quarter ended June 30, 2001, the Company wrote off $5.3 million of inventory due to program cancellations by major customers and lower sales.

     Gross Margin

     Gross margin for the quarter ended June 30, 2002 was $52,000 compared to $9.8 million for the quarter ended June 30, 2001. Gross margin is impacted by a variety of factors including, but not limited to, absolute sales volumes, gross margins on sales, competitive factors that determine selling prices, fixed costs vs. variable costs, and product mix of higher margin products vs. lower margin products. The negligible gross margin for the quarter ended June 30, 2002 was primarily a result of low sales volume and the Company’s fixed manufacturing costs.

     The lack of visibility regarding future business that the industry, and DiCon in particular, is now experiencing makes it difficult to forecast future levels of gross margin, but the Company expects losses to continue for some period.

     Operating Expenses

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses declined $382,000, or 11.8%, to $3.0 million for the quarter ended June 30, 2002 compared to $3.4 million for the quarter ended June 30, 2001. While this percentage decline was not as great as the percentage decline in revenue, it does reflect the significant efforts by management to reduce the size and costs of the administrative staff, as well as reduced commissions paid to the sales staff as a result of lower sales.

     Research and Development Expenses

     Research and development expenses increased from $3.8 million for the quarter ended June 30, 2001 (13.0% of revenue) to $5.5 million (84.2% of revenue) for the quarter ended June 30, 2002. This reflects, in part, spending to develop advanced photonic components. DiCon is committed to continue its investments in this critical area as it strives to develop the new products demanded by its customers and to continue to be a valued, competitive supplier to the principal telecommunications equipment manufacturers.

     Other Income (Expense)

     Interest expense increased from $609,000 for the quarter ended June 30, 2001 to $653,000 for the quarter ended June 30, 2002. Other expense, net of $815,000 for the quarter ended June 30, 2001 included gains on currency exchange of $440,000 and a one-time provision of $1.5 million accrued for lease expenses for vacated facilities. Other expense, net of $138,000 for the quarter ended June 30, 2002 was due primarily to the loss on currency exchange of $374,000.

     (Loss) Income Before Income Tax Benefit (Provision)

     The Company reported a net loss before income tax benefit of $9.3 million for the current quarter compared to net income before income tax benefit of $1.2 million for the same quarter in the prior year.

     Income Tax Benefit (Provision)

     The Company has had sufficient income for federal income tax purposes in prior years to carryback the anticipated losses from this year, and to receive a refund. Thus, the Company has accrued an income tax credit for this amount. California state income taxes may not be carried back to prior years. The losses for California purposes may result in lower taxes paid in the future, depending on the then current tax laws for California.

     For the quarter ended June 30, 2002 the effective tax rate was 32.7% compared to 62.7% for the same quarter in the prior year. The higher tax rate for the prior year was the result of the consolidation of the tax liability provision of the US operations with that of the Taiwan operations of Global Fiberoptics, which were subject to additional taxes on undistributed earnings in the prior year. Furthermore, the current year rate reflects a tax holiday in Taiwan for certain products.

     Liquidity and Capital Resources

     Net cash provided by operations declined from $6.1 million for the quarter ended June 30, 2001 to a cash outflow of $549,000 for the quarter ended June 30, 2002, primarily due to the net loss experienced in the quarter ended June 30, 2002. Inventories declined at a much slower pace in the current quarter, a decline of $385,000, as compared to the same quarter in the previous year (a decline of $7.4 million), primarily due to the lack of significant inventory write-offs in the current quarter and lower sales volume. In the prior year, accounts payable and other accrued liabilities decreased dramatically, requiring nearly $8.8 million in net cash, compared to an increase in cash in the current quarter of $67,000.

     Net cash from operations may continue to be negative unless the business climate for the Company improves or the Company is able to substantially reduce operating costs. If sales remain at current levels or decline further and the Company is unable to reduce its spending rates substantially, the Company will continue to use cash for operating expenses and may suffer adverse consequences at some future date.

     Cash used in investing activities reflected new investments in certificates of deposits with a maturity in excess of 90 days in the current quarter of $7.4 million, in an effort to increase earnings on working capital by lengthening the maturity of the portfolio. All certificates mature in one year or less. Purchases of equipment declined from $7 million in the quarter ended June 30, 2001 to approximately $1 million in the same quarter this year. The Company may from time to time continue to purchase certain additional equipment necessary for new production processes or for replacement.

     Cash flows from financing activities increased from $8.4 million for the quarter ended June 30, 2001 to $10.3 million in the current quarter. These cash flows in the current quarter were primarily the result of the sale of additional common stock for $3.7 million and the subscription for additional stock to be sold to accredited investors (which closed in the second fiscal quarter of the current year) for $6.2 million. The cash flows from financing activities in the same quarter in the prior year were primarily due to the increase in debt to finance the corporate headquarters and manufacturing facility in Richmond, California.

     DiCon is required to comply with various operating and financial covenants in its various lines and loans. Operating covenants include restrictions on (i) any change in business activities from those we are presently engaged in, (ii) certain types of investments, and (iii) the disposal of assets. Financial covenants include minimum profitability requirements, minimum tangible net worth requirements, minimum debt service coverage ratios, minimum quick ratios, and maximum debt to tangible net worth ratios. At March 31, 2002, the Company was in compliance with all of the covenants except for two covenants in its equipment-financing loan. The lender has waived compliance with these covenants through March 31, 2003, but added an additional covenant requiring the Company to maintain a minimum balance of cash and marketable securities (excluding equity securities) of at least two times the outstanding loan balance. The Company was in compliance with the new covenant at June 30, 2002. There can be no assurance that the lender will continue to waive these covenant violations after March 31, 2003.

     As of June 30, 2002, DiCon had cash and cash equivalents of $5.5 million plus stock subscription proceeds of $6.2 million held in a segregated account. This stock offering closed at the end of the second fiscal quarter. In addition, the Company also had $20.6 million invested in certificates of deposit and other marketable securities.

     DiCon believes its current cash and cash equivalents and marketable securities, coupled with anticipated funding from private placements and future borrowings, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures until at least the end of the fiscal year ending March 31, 2004. Despite its expectations, DiCon may need to raise additional capital before that time in order to finance unanticipated growth, including significant increases in personnel, facilities and computer systems and to acquire or invest in complementary businesses, technologies, services and/or products. There can be no certainty that DiCon will be successful in raising the required capital or raising it at acceptable rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Interest Rate Sensitivity

     DiCon maintains its cash and cash equivalents primarily in money market funds or other short-term investments. DiCon does not have any derivative financial instruments. Accordingly, it does not believe that its investments have material exposure to interest rate risk.

     Because its loans are variable rate, DiCon is subject to interest rate risk for these liabilities. A 1% change in the prime rate would result in a change in interest expense of up to $350,000 per year at the maximum level of loan commitments DiCon has secured.

     The book value of the Company’s debt approximates fair value due to their short-term maturities and/or variable interest rates.

     Market Risk

     DiCon has limited investments in marketable equity securities. As of June 30, 2002, the Company had marketable equity securities with an original cost of $1.22 million that had an unrealized loss of $0.6 million. As of March 31, 2002 the Company had marketable equity securities with an original cost of $1.35 million that had an unrealized loss of $90,000.

     The Company invests its funds in excess of short term working capital in certificates of deposit and investment funds. It diversifies its investments in several different financial institutions to minimize market risk. Certain of these investments were subject to market risk as interest rates change. Unrealized losses on these investment totaled $17,000 at June 30, 2002 compared to $11,000 as of March 31, 2002.

     Exchange Rate Sensitivity

     DiCon manufactures products in the United States and in Taiwan, and all sales to date to customers have been made in U.S. Dollars. Transactions between DiCon’s Taiwan subsidiary and its U.S. operations are denominated in U.S. Dollars as well. However, the functional currency of the Taiwan subsidiary, Global Fiberoptics, Inc., is the New Taiwan Dollar. Accordingly, DiCon has material exposure to foreign currency fluctuations between the U.S. Dollar and the New Taiwan Dollar for (1) sales to its subsidiary; (2) purchases from its subsidiary and (3) revaluation of monetary assets held by its subsidiary. To date, DiCon has not engaged in any hedging activities designed to minimize this exposure. A portion of its international revenues and expenses may be denominated in other foreign currencies in the future. Accordingly, DiCon could experience the risks of fluctuating currencies. In the future, DiCon may engage in currency hedging activities to manage these risks. As of June 30, 2002, the accumulated currency translation loss resulting from the translation of the financial position of Global Fiberoptics, Inc. was $1.4 million compared to a loss of $2.4 million as of the end of the previous quarter at March 31, 2002.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities and Use of Proceeds.

     During the period covered by this report, DiCon has sold the following securities to investors in private placements which were not registered under the Securities Act of 1933:

Date of Sale	Class	Amount	Aggregate Offering Price

May 18, 2002	Common	952,361	$2,352,332

     The sales of stock were all for cash consideration and were only made to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. No underwriting or placement fees or commissions were paid in connection with the sales. The sales of stock were exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D, Rule 506.

     During the period covered by this report, DiCon has sold under its Employee Stock Purchase Plan 659,049 shares of common stock for an aggregate cash consideration of $1,384,002, and options to purchase 800 shares of common stock have been exercised under its Employee Stock Option Plan for an aggregate cash consideration of $1,976. These sales were exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 701.

     All of the issued and outstanding shares of common stock are subject to restrictions on transfer to comply with federal and state securities laws. In addition, the shares are subject to substantial transfer restrictions imposed by the Buy-Sell Agreement each investor is required to enter into with DiCon upon issuance. The Buy-Sell Agreement gives DiCon the right to purchase, or offer to others for purchase, all or a portion of the shares held by a shareholder in the event of a proposed transfer of the shares or the occurrence of other events specified in the agreement. The purchase price paid in such event is solely as determined by the valuation method set forth in the Buy-Sell Agreement.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     The annual meeting of shareholders of DiCon was held on June 16, 2002.

     The following directors were elected at the meeting: Ho-Shang Lee, Gilles M. Corcos, C.L. Lin, Andrew F. Mathieson and Dunson Cheng. All of the outstanding shares voted for the election of the five nominees.

     The shareholders voted on the adoption and approval of an amendment to the DiCon Articles of Incorporation which (a) eliminates the liability of directors for monetary damages to the fullest extent permissible under California law, and (b) authorizes DiCon to provide indemnification to directors, officers and employees to the fullest extent permissible under California law. 108,290,813 shares were voted for the amendment, 53,600 shares were voted against the amendment, and 139,280 shares were abstained from voting on the amendment.

     The shareholders voted on the ratification of the appointment of PricewaterhouseCoopers LLP as the independent auditors for DiCon for the fiscal year ending March 31, 2003. 108,553,333 shares were voted for the ratification of the appointment, and 269,640 shares were abstained from voting on the ratification of the appointment.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit
No.	Description

99.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
99.2	Certificate of Director of Finance pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DICON FIBEROPTICS, INC. (Registrant)
Date: November 5, 2002	By:	/s/ Ho-Shang Lee

(Signature)
	Name:	Ho-Shang Lee, Ph.D.
	Title:	President and Chief Executive Officer (principal executive officer)
Date: November 5, 2002	By:	/s/ Frank W. Tilley

(Signature)
	Name:	Frank W. Tilley
	Title:	Director of Finance (principal financial officer)

CERTIFICATION

I, Ho-Shang Lee, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DiCon Fiberoptics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 5, 2002

By:	/s/ Ho-Shang Lee, Ph.D.

(Signature)
Name:	Ho-Shang Lee, Ph.D.
Title:	President and Chief Executive Officer (principal executive officer)

CERTIFICATION

I, Frank W. Tilley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DiCon Fiberoptics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     Date: November 5, 2002

By:	/s/ Frank W. Tilley

(Signature)
Name:	Frank W. Tilley
Title:	Director of Finance (principal financial officer)

Exhibit Index

Exhibit
No.	Description

99.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
99.2	Certificate of Director of Finance pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.