Form 10-Q
period 2002-09-30
DICON FIBEROPTICS INC
filed 2002-11-13
CIK 1119012

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

Yes [X]      No [   ]

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements.
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Item 4.	Controls and Procedures.

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings.
Item 2.	Changes in Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities.
Item 4.	Submission of Matters to a Vote of Security Holders.
Item 5.	Other Information.
Item 6.	Exhibits and Reports on Form 8-K.
Signatures.
Certifications.
Exhibit Index.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheet	September 30,	March 31,
(in thousands, except share data)	2002	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,027	$10,170
Marketable securities	19,814	13,756
Accounts receivable, net of allowance of $325 and $634, respectively	1,877	5,112
Inventories	6,264	6,596
Prepaid expenses and other current assets	933	3,988
Federal income tax receivable	6,798	8,899
Deferred income taxes	1,320	559

Total current assets	45,033	49,080

Property, plant and equipment, net	73,711	78,292
Deferred income taxes	5,443	6,733
Other assets	618	204

Total assets	$124,805	$134,309

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,127	$10,922
Mortgage and other debt	3,128	3,632
Income taxes payable	614	1,311
Deferred compensation payable	2,335	4,139

Total current liabilities	15,204	20,004

Deferred compensation payable, net of current portion	3,452	7,382
Mortgage and other debt, net of current portion	29,604	30,705

Total liabilities	48,260	58,091

Commitments

Shareholders’ equity:
Common stock: no par value; 200,000,000 shares authorized; 112,184,242 and 108,841,795 shares issued and outstanding, respectively	22,612	12,786
Additional paid-in capital	13,521	13,438
Deferred compensation	(1,438)	(1,659)
Retained earnings	44,839	54,025
Accumulated other comprehensive loss	(2,989)	(2,372)

Total shareholders’ equity	76,545	76,218

Total liabilities and shareholders’ equity	$124,805	$134,309

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended September 30,		Six Months Ended September 30,

Consolidated Statement of Operations and Comprehensive Loss (in thousands)	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$5,368	$14,176	$11,947	$43,380
Cost of goods sold	5,420	9,485	11,947	28,907

Gross profit	(52)	4,691	—	14,473

Selling, general and administrative expenses	1,836	3,398	4,849	6,792
Research and development expenses	3,425	3,898	8,967	7,664

	5,261	7,296	13,816	14,456

(Loss) income from operations	(5,313)	(2,605)	(13,816)	17

Other income (expense):
Interest expense, net	(1,485)	(899)	(2,138)	(1,508)
Other income (expense), net	383	(76)	245	(890)

Loss before income tax benefit	(6,415)	(3,580)	(15,709)	(2,381)

Income tax benefit	3,485	2,244	6,523	1,492

Net loss	$(2,930)	$(1,336)	$(9,186)	$(889)

Other comprehensive loss:
Foreign currency translation adjustment	(861)	(77)	56	(1,214)
Unrealized holding gains (losses) on marketable securities arising during the period, net of realized gains (losses) included in net loss	(171)	(127)	(673)	(62)

Comprehensive loss	$(3,962)	$(1,540)	$(9,803)	$(2,165)

Basic net loss per share	$(0.03)	$(0.01)	$(0.08)	$(0.01)

Diluted net loss per share	$(0.03)	$(0.01)	$(0.08)	$(0.01)

Average shares used in computing basic net loss per share	110,422	108,623	110,042	108,245

Average shares used in computing diluted net loss per share	110,422	108,623	110,042	108,245

The accompanying notes are an integral part of these consolidated financial statements.

	Six Months Ended September 30,

Consolidated Statement of Cash Flows	2002	2001
(in thousands)
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(9,186)	$(889)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	5,225	6,023
Provision for inventory	737	153
Provision for bad debts	(294)	—
Loss on disposal of fixed assets	218	—
Provision for estimated losses due to vacated properties, net of sublease income	(563)	1,457
Realized gain on available-for-sale marketable securities	(47)	—
Interest accretion on deferred compensation liability	1,316	599
Stock compensation expense	921	962
Other	12	(24)
Changes in assets and liabilities:
Accounts receivable, net	3,690	13,077
Inventories	(409)	8,440
Prepaid expenses and other current assets	3,050	(1,156)
Federal income tax receivable	2,101	—
Deferred income tax	524	—
Other assets	132	1,151
Accounts payable and accrued liabilities	(1,396)	(13,299)
Income taxes payable	(713)	(2,449)
Deferred compensation payable	(7,667)	(276)

Net cash (used in) provided by operating activities	(2,349)	13,769

Cash flows from investing activities:
Purchases of marketable securities	(6,822)	(14,000)
Long-term investment	(499)	—
Sales of marketable securities	123	—
Sales of property and equipment	619	548
Purchases of property and equipment	(1,450)	(9,188)

Net cash used in investing activities	(8,029)	(22,640)

Cash flows from financing activities:
Borrowings under mortgages and other debt	—	8,820
Repayment of mortgages and other debt	(1,619)	(1,336)
Proceeds from issuance of common stock, net of repurchases	9,826	4,527

Net cash provided by financing activities	8,207	12,011

Effect of exchange rate changes on cash and cash equivalents	28	(163)

Net change in cash and cash equivalents	(2,143)	2,977
Cash and cash equivalents, beginning of period	10,170	14,040

Cash and cash equivalents, end of period	$8,027	$17,017

Supplemental disclosures of cash flow information:
Cash paid for interest	$823	$1,029

Cash paid for income taxes	$824	$2

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements
(amounts in thousands, except per share amounts)

1. Basis of presentation

     The consolidated financial information for DiCon Fiberoptics, Inc. (“DiCon” or the “Company”) at September 30, 2002 and for the three months and for the six months ended September 30, 2002 and September 30, 2001 is unaudited but, in the opinion of management, includes all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, such information does not include all the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months and six months ended September 30, 2002 are not necessarily indicative of the results expected for the full year. For further information, refer to the Consolidated Financial Statements for the year ended March 31, 2002 and other information, included in the Company’s Form 10 filing.

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

2. Recent accounting pronouncements

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and portions of APB No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” While SFAS No. 144 carries forward many of the provisions of SFAS No. 121 and APB No. 30, some of the key differences in the new standard are that goodwill is excluded from its scope, assets to be abandoned will be viewed as held for use and amortized over their remaining service period, and the standard broadens the presentation of discontinued operations. SFAS No. 144 was effective for the Company on April 1, 2002 and its adoption did not have a significant impact on its consolidated financial position, results of operations or cash flows.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a significant impact on the Company’s consolidated financial position, results of operations, or cash flows.

3. Basic net loss per share

     Basic net loss per share is computed by dividing the net loss (numerator) by the weighted average number of common shares outstanding (denominator) during the period, excluding the dilutive effect of stock options. Diluted net loss per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. In computing diluted net loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds of stock option exercises.

Notes to the Consolidated Financial Statements
(amounts in thousands, except per share amounts)

     The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented below (in thousands, except per share data):

	For the three months		For the six months ended
	ended September 30,		September 30,

	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net loss	(2,930)	(1,336)	$(9,186)	$(889)
Denominator:
Basic weighted average shares	110,422	108,623	110,042	108,245
Potentially dilutive common stock equivalents- stock options	—	—	—	—

Diluted weighted average shares	110,422	108,623	110,042	108,245

Net loss per share:
Basic	$(.03)	$(.01)	$(.08)	$(.01)
Diluted	$(.03)	$(.01)	$(.08)	$(.01)

     As a result of the losses incurred by the Company for the three months and the six months ended September 30, 2002, weighted average options to purchase 10,642 and 10,627 shares of common stock were anti-dilutive and excluded from the net loss per share calculations. For the three and six months ended September 30, 2001, weighted average options to purchase 9,911 and 9,808 shares of common stock were anti-dilutive and excluded from the net loss per share calculations. As of September 30, 2002 there were options to acquire 6,346 shares outstanding and as of September 30, 2001 there were options to acquire 9,981 shares outstanding.

4. Marketable Securities

     Available for sale securities included in the consolidated balance sheets as of September 30, 2002 and March 31, 2002 are as follows:

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2002 (unaudited)
Equity securities	$1,223	$—	$(737)	$486
Debt securities	19,365		(37)	19,328

Total	$20,588	$—	$(774)	$19,814

March 31, 2002
Equity securities	$1,345	$—	$(90)	$1,255
Debt securities	12,512	—	(11)	12,501

Total	$13,857	$—	$(101)	$13,756

     Debt securities include certificates of deposit with original maturities of greater than 90 days.

     Realized gains on the sale of securities were $47 for the six months ended September 30, 2002, and were $0 for the six months ended September 30, 2001. Realized gains were $0 for each of the quarters ended September 30, 2002 and 2001. Realized gains have been included in Other Income (expense), net in the Consolidated Statement of Operations and Comprehensive Loss.

Notes to the Consolidated Financial Statements
(amounts in thousands, except per share amounts)

5. Inventories

     Inventories consist of the following as of September 30, 2002 and March 31, 2002:

	September 30,	March 31,
	2002	2002

	(unaudited)
Raw materials	5,133	$6,837
Inventory reserve — raw materials	(1,415)	(1,033)
Work-in-process and finished goods	2,546	792

Total	$6,264	$6,596

6. Mortgage and Other Debt

     The Company financed, in part, a new corporate campus by borrowing from a bank a construction loan of $27,000, which the Company entered into on August 24, 2000. In November 2001, the same lender refinanced the outstanding balance of the construction loan with a mortgage loan maturing November 20, 2004 with an amortization schedule based on a 25-year loan. Interest on the mortgage loan is accrued at a variable interest rate based on changes in the lender’s prime rate as of the 20th of each month (4.75 percent at September 30, 2002). Principal and interest are payable monthly. The balance of the mortgage loan as of September 30, 2002 was $26,506, and the balance of the loan at maturity is estimated to be $25,235 at the current interest rate.

     In June 2002, Global Fiberoptics renewed its lines of credit of 200,000 New Taiwan Dollars (or approximately $5,724 as of September 30, 2002) from a Taiwan bank, with interest based on a rate set by the bank at the time funds are drawn. The line matures on June 30, 2003. The amount drawn as of September 30, 2002, was $1,030. The interest rate as of September 30, 2002 was 3.40 percent and fluctuates based on the lending bank’s prime rate.

     In April 2001, the Company obtained an equipment loan from a bank in the amount of $7,250. The loan is secured by specific pieces of equipment. The loan is repayable in equal monthly installments of principal and interest over 60 months beginning May 30, 2001. At September 30, 2002, the loan balance was $5,196. Effective April 30, 2002 and annually on April 30 of each year, thereafter, the Company may elect to fix the interest rate on the equipment loan for a twelve month period at a rate of one-half of one percentage point (0.5 percent) per annum in excess of the prime. As of September 30, 2002, the Company had not elected the fixed rate option and the loan bore an interest rate of prime plus 0.5 percent (5.25 percent at September 30, 2002). At March 31, 2002, the Company was in violation of two of the financial covenants under this loan agreement. The bank agreed to waive the covenants through March 31, 2003, but added an additional covenant requiring the Company to maintain a balance of cash and marketable securities (excluding equity securities) of at least two times the outstanding loan balance. The Company was in compliance with this additional covenant as of September 30, 2002.

     In December 2001, Global Fiberoptics issued commercial paper in the amount of 20,000 New Taiwan Dollars (or approximately $572 as of September 30, 2002). Proceeds were used to repay borrowings under the bank line of credit for Global Fiberoptics. This loan was repaid in June 2002, so as of September 30, 2002 there was no balance outstanding.

Notes to the Consolidated Financial Statements
(amounts in thousands, except per share amounts)

7. Stock Plans and Deferred Compensation Liability

     In September 2002, an employee resigned who was a participant in the Company’s former phantom stock plan. This employee’s payments were fully vested under the terms of the conversion of this plan to the stock option plan. As a result, under the terms of the plan, the Company paid $7,213 to the employee following his resignation. The impact on the balance sheet and statement of operations of this payment is shown in the table below:

Reduction in deferred compensation payable — current liability	$2,157
Reduction in deferred compensation payable — long term	4,287
Acceleration of imputed interest expense	769

Total payment	$7,213

     The Company also has an Employee Stock Purchase Plan that has been available to all eligible employees who meet certain service requirements. In September 2002, DiCon suspended the sale of DiCon shares to employees under the ESPP due to the reduced level of employee participation.

     Non-cash compensation expense related to the Company’s stock compensation plans has been reflected in the Consolidated Statement of Operations and Comprehensive Loss for the three months and the six months ended September 30, 2002 and 2001 as follows:

	For the three months		For the six months ended
	ended September 30,		September 30,

	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of goods sold	$67	$73	$140	$146
Selling, general and administrative expenses	239	268	512	535
Research and development expenses	128	141	269	281

	$434	$482	$921	$962

     On September 30, 2002 the Company closed its private placement of common stock to a small group of accredited investors. The investors invested a total of $6,245 for 1,784 shares. Proceeds will be used for general working capital purposes.

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

     DiCon’s communications products include Wavelength Division Multiplexers (“WDMs”), amplifier components, switches and attenuators, MEMS devices and modules and its measurement products include variable attenuators, tunable filters, and test instruments. DiCon markets and sells its products worldwide through its direct sales force and through selected distributors.

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

     Beginning in January 2001, as the industry entered its downturn and consolidation phase, various customers cancelled existing orders. In some cases, DiCon was able to recover a portion of its costs through subsequent transactions with these customers. However, the Company also incurred substantial costs associated with obsolete inventory and cancelled orders. As of October 2002, DiCon expects that this major correction of its inventory levels will not continue at the same levels as in the fiscal years ended March 31, 2002 and 2001. DiCon attempts to mitigate the impact of such corrections by maintaining close, proactive relationships with its major customers to obtain as much information about each customer’s needs as possible.

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

     In 2001, DiCon relocated its operations from leased facilities in Berkeley, California, approximately five miles south of Richmond. The Company had previously occupied approximately 93,000 square feet in Berkeley. Following the recent downturn in the telecommunications business and DiCon’s sales, DiCon closed these facilities. In addition, DiCon vacated an additional 80,000 square feet of leased facilities in Richmond, California. All of the leases for the leased facilities expire in one to four years. The remaining lease obligations for the unutilized facilities of up to four years in duration, net of expected sublease revenue and expense, have been accrued as a liability in the consolidated financial statements beginning in the fiscal year ended March 31, 2001. As of March 31, 2002 the reserve for future expenses for the unused leased premises was $1.8 million. Prior to the end of the quarter ended September 30, 2002, the Company successfully terminated leases for two of its leased facilities. As of September 30, 2002, the reserve for future lease expenses for unused premises is now $210,000, which is 100% of the expected remaining liability, net of estimated sublease income. The Company’s future commitments on all leases are $1,687 as a results of these lease termination as of September 30, 2002. At March 31, 2002 it was $6,285.

     In January 2000, DiCon began manufacturing operations at its 44,000 square foot WDM product assembly facility in Kaohsiung, Taiwan. This facility subsequently has been expanded through the purchase of an additional 44,000 square feet of space adjacent to the original facility. Although DiCon owns a condominium interest in the building, it is located on a ground lease that extends through

2011. The ground lease may be renewed indefinitely, and there is no penalty for early cancellation, except for forfeiture of the owned facility.

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

     Other income (expense), net consists primarily of interest and dividend income, offset by interest expense, plus realized gains or losses on investments.

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

     Deferred taxes. The Company regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income. If necessary, the Company records a valuation allowance to reduce deferred tax assets to the amount that the Company believes to be realizable. The Company considers projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If it is determined that the Company will not realize all or part of deferred tax assets, an adjustment to the deferred tax asset will be charged to earnings in the period such determination is made. As of September 30, 2002, the Company has not recorded a valuation allowance associated with deferred tax assets.

     Financial Results

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

     Net Sales

     Net sales declined 62.0% from $14.2 million for the quarter ended September 30, 2001 to $5.4 million for the quarter ended September 30, 2002. This decline reflected the overall decline in the demand for fiberoptics components and test equipment by telecommunications equipment vendors, the Company’s primary customers, as well as increased competition for the remaining business opportunities. This decline is unprecedented in DiCon’s history, but at this point, it still remains unclear when an upturn in demand might occur. Additional declines from the level of this quarter are anticipated in the near future.

     For the quarter ended September 30, 2002 the Company recorded revenue from cancellation of prior supply agreements with customers of $1.2 million compared with no cancellation revenue in the same quarter of the prior year. This revenue represents actual cash payments received during the quarter.

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

     For the quarter ended September 30, 2002, the Company had three customers who each accounted for more than 10% of sales and that together accounted for 57.0% of net sales. For the quarter ended September 30, 2001, one customer who accounted for more than 10% of sales together accounted for 17% of sales.

     Cost of Goods Sold

     Cost of goods sold declined 43.2% from $9.5 million for the quarter ended September 30, 2001 to $5.4 million for the same quarter in the current fiscal year, but for the current quarter was 101% of revenue compared to 66.9% of revenue for the quarter ended September 30, 2001. The absolute decline of $4.1 million reflected the lower volume of business, offset by the higher component of fixed costs in the current quarter. These higher fixed costs were primarily due to the higher costs of the new facility in Richmond, California to which the Company moved in mid-2001 and the fixed costs of the Taiwan subsidiary. Inventory write-offs for the quarter ended September 30, 2002 totaled $672,000 for materials no longer deemed usable or deemed to be excess. For the quarter ended September 30, 2001, the inventory write-offs were $0.

     Gross Margin

     Gross margin for the quarter ended September 30, 2002 was a loss of $52,000 compared to profit of $4.7 million for the quarter ended September 30, 2001. Gross margin is impacted by a variety of factors including, but not limited to, absolute sales volumes, gross margins on sales, competitive factors that determine selling prices, fixed costs vs. variable costs, and product mix of higher margin products vs. lower margin products. The negative gross margin for the quarter ended September 30, 2002 was primarily a result of low sales volume and the Company’s fixed manufacturing costs.

     The lack of visibility regarding future business that the industry, and DiCon in particular, is now experiencing makes it difficult to forecast future levels of gross margin, but the Company expects losses to continue for some period.

     Operating Expenses

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased $1.6 million, or 47.1%, to $1.8 million for the quarter ended September 30, 2002 compared to $3.4 million for the quarter ended September 30, 2001. This decrease was the result of reductions in personnel and in sales commission.

     Research and Development Expenses

     Research and development (“R&D”) expenses decreased from $3.9 million for the quarter ended September 30, 2001 (27.5% of revenue) to $3.4 million (63.0% of revenue) for the quarter ended September 30, 2002. R&D represents, in part, spending to develop advanced photonic components. DiCon is committed to continue its investments in this critical area as it strives to develop the new products demanded by its customers and to continue to be a valued, competitive supplier to the principal telecommunications equipment manufacturers.

     Other Income (Expense)

     Interest expense increased from $899,000 for the quarter ended September 30, 2001 to $1.5 million for the quarter ended September 30, 2002. This most recent quarter included $769,000 in accelerated imputed interest expense required to be recognized upon the resignation of an employee due to payments made to the employee under the terms of the Company’s conversion of its former phantom stock option plan to its stock option plan. Other income (expense), net of $383,000 for the quarter ended September 30, 2002 included currency exchange gains of $276,000 compared to Other income (expense), net of $76,000 for the quarter ended September 30, 2001 which included a loss on currency exchange of $13,000.

     Loss Before Income Tax Benefit

     The Company reported a net loss before income tax benefit of $6.4 million for the current quarter compared to $3.6 million for the same quarter in the prior year.

     Income Tax Benefit

     The Company has had sufficient income for federal income tax purposes in prior years to carryback the anticipated losses from this year, and to receive a refund. Thus, the Company has accrued an income tax receivable for this amount. California state income taxes may not be carried back to prior years. The losses for California purposes may result in lower taxes paid in the future, depending on the then current tax laws for California.

     For the three months ended September 30, 2002, the effective tax rate was 54.3% compared to 62.7% for the same period in the prior year. The tax rate for each period is the result of the consolidation of tax provision of the US operations with that of the Taiwan operations of Global Fiberoptics, and can vary substantially from period to period depending on the relative performance of each operation.

Six Months Ended September 30, 2002 Compared with Six Months Ended September 30, 2001

     Net Sales

     Net sales declined 72.5% from $43.3 million for the six months ended September 30, 2001 to $11.9 million for the six months ended September 30, 2002. This decline reflected the overall decline in the demand for fiberoptics components and test equipment by telecommunications equipment vendors, the Company’s primary customers, as well as increased competition for the remaining business opportunities. This decline is unprecedented in DiCon’s history, but at this point, it still remains unclear when an upturn in demand might occur. Additional declines from the level of the current six month period are anticipated in the near future.

     For the six months ended September 30, 2002 the Company recorded revenue from cancellation of prior supply agreements with customers of $1.2 million compared with no cancellation revenue from this source in the same period of the prior year. This revenue represents actual cash payments received during the quarter.

     For the six months ended September 30, 2002, the Company had three customers who each accounted for more than 10% of sales and that together accounted for 42.9% of net sales. For the six months ended September 30, 2001, one customer accounted for 19.8% of sales.

     Cost of Goods Sold

     Cost of goods sold declined 56.7% from $28.9 million for the six months ended September 30, 2001 to $11.9 million for the same six months in the current fiscal year, but for the current year were 100% of revenue compared to 66.6% of revenue for the six months ended September 30, 2001. The absolute decline of $17 million reflected the lower volume of business, offset by the higher component of fixed costs in the current six months. These higher fixed costs were primarily due to the higher costs of the new facility in Richmond, California, to which the Company moved in mid-2001, and the fixed costs of the Taiwan subsidiary. The Company scrapped $737,000 of materials for the six months ended September 30, 2002. For the six months ended September 30, 2001, the Company scrapped $5.3 million of inventory due to program cancellations by major customers and lower sales.

     Gross Margin

     Gross margin for the six months ended September 30, 2002 was zero compared to profit of $14.5 million for the six months ended September 30, 2001. Gross margin is impacted by a variety of factors including, but not limited to, absolute sales volumes, gross margins on sales, competitive factors that determine selling prices, fixed costs vs. variable costs, and product mix of higher margin products vs. lower margin products. The gross margin for the six months ended September 30, 2002 was primarily a result of low sales volume and the Company’s fixed manufacturing costs.

     Operating Expenses

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses declined $2.0 million, or 29.4%, to $4.8 million for the six months ended September 30, 2002 compared to $6.8 million for the six months ended September 30, 2001. While this percentage decline was not as great as the percentage decline in revenue, it does reflect the significant efforts by management to reduce the size and costs of the administrative staff, as well as reduced commissions paid to sales staff as a result of lower sales.

     Research and Development Expenses

     Research and development expenses increased from $7.7 million for the six months ended September 30, 2001 (17.7% of revenue) to $9.0 million (75.6% of revenue) for the six months ended September 30, 2002. This reflects, in part, spending to develop advanced photonic components.

     Other Income (Expense)

     Interest expense increased from $1.5 million for the six months ended September 30, 2001 to $2.1 million for the six months ended September 30, 2002 reflecting primarily the impact of the $769,000 in accelerated imputed interest expense associated with the payment to the employee who resigned as discussed above. Other income (expense), net of $890,000 for the six months ended September 30, 2001 included gains on currency exchange of $427,000 compared to Other income (expense), net of $245,000 for the six months ended September 30, 2002, which was due primarily to interest income.

     Loss Before Income Tax Benefit

     The Company reported a net loss before income tax benefit of $15.7 million for the six months ended September 30, 2002 compared to $2.4 million for the same six months in the prior year.

     Income Tax Benefit

     The Company has had sufficient income for federal income tax purposes in prior years to carryback the anticipated losses from this year, and to receive a refund. Thus, the Company has accrued an income tax receivable for this amount. California state income taxes may not be carried back to prior years. The losses for California purposes may result in lower taxes paid in the future, depending on the then current tax laws for California.

     For the six months ended September 30, 2002, the effective tax rate was 41.8% compared to 62.7% for the same six months in the prior year. The tax rate for each period is the result of the consolidation of tax benefits of the US operations with those of the Taiwan operations of Global Fiberoptics, and can vary substantially from period to period depending on the relative performance of each operation.

     Liquidity and Capital Resources

     Net cash provided by operations declined from $13.7 million for the six months ended September 30, 2001 to a cash outflow of $2.3 million for the six months ended September 30, 2002, primarily due to the net loss experienced in the six months ended September 30, 2002 and to the $7.7 million in deferred compensation costs incurred upon the resignation of an employee in September 2002. Inventories increased slightly ($409,000) in the current six months as compared to a decline of $8.4 million in the same six months in the previous year, primarily due to the lack of significant inventory write-offs in the current six months. Accounts receivables declined at a much slower rate as well from a decline of $13.1 million in the prior year to $3.7 million for the first six months of the current fiscal year. In the prior year, accounts payable and other accrued liabilities decreased dramatically, requiring nearly $13.3 million in net cash compared to cash required in the current six months of $1.4 million.

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

     Cash used in investing activities reflected new investments in certificates of deposits with a maturity in excess of 90 days in the current six months of $6.8 million, primarily the result of efforts to increase earnings on the working capital by lengthening the maturity of the portfolio. All certificates mature in one year or less. The Company also made a long-term investment of $499,000 for a minority interest in a firm in Taiwan. Purchases of equipment declined from $9.2 million in the six months ended September 30, 2001 to approximately $1.5 million in the same six months this year. The Company may from time to time continue to purchase certain additional equipment necessary for new production processes or for replacement.

     Cash flows from financing activities declined from $12 million for the six months ended September 30, 2001 to $8.2 million in the current six months. These cash flows in the current six months were primarily the result of the sale of additional common stock for $9.8 million. The cash flows from financing activities in the same six months in the prior year were primarily due to the increase in debt to finance the corporate headquarters ($8.8 million) and manufacturing facility in Richmond, California, and to the sale in that period of additional common stock of $4.5 million.

     DiCon is required to comply with various operating and financial covenants in its various lines and loans. Operating covenants include restrictions on (i) any change in business activities from those we are presently engaged in, (ii) certain types of investments, and (iii) the disposal of assets. Financial covenants include minimum profitability requirements, minimum tangible net worth requirements, minimum debt service coverage ratios, minimum quick ratios, and maximum debt to tangible net worth ratios. At March 31, 2002, the Company was in compliance with all of the covenants except for two covenants in its equipment-financing loan. The lender agreed to waive the covenants through March 31, 2003, but added an additional covenant requiring the Company to maintain a minimum balance of cash and marketable securities (excluding equity securities) of at least two times the outstanding loan balance. The Company was in compliance with this additional covenant as of September 30, 2002.

     As of September 30, 2002, DiCon had cash and cash equivalents of $8.0 million. In addition, the Company also had $19.8 million invested in certificates of deposit and other marketable securities.

     DiCon believes its current cash and cash equivalents and marketable securities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures until at least the end of the fiscal year ending March 31, 2004. Despite its expectations, DiCon may need to raise additional capital before that time in order to finance unanticipated growth, including significant increases in personnel, facilities and computer systems and to acquire or invest in complementary businesses, technologies, services and/or products. There can be no certainty that DiCon will be successful in raising the required capital or raising it at acceptable rates.

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

     Market Risk

     DiCon has limited investments in marketable equity securities. As of September 30, 2002, the Company had marketable equity securities with an original cost of $1.2 million that had an unrealized loss of $0.7 million. As of March 31, 2002 the Company had marketable equity securities with an original cost of $1.3 million that had an unrealized loss of $90,000.

     The Company invests its funds in excess of short-term working capital in certificates of deposit and investment funds. It diversifies its investments in several different financial institutions to minimize market risk. Certain of these investments are subject to market risks as interest rates change. Unrealized losses on these investments totaled $37,000 at September 30, 2002 compared to $11,000 as of March 31, 2002.

     Exchange Rate Sensitivity

     DiCon manufactures products in the United States and in Taiwan, and all sales to date to customers have been made in U.S. Dollars. Transactions between DiCon’s Taiwan subsidiary and its U.S. operations are denominated in U.S. Dollars as well. However, the functional currency of the Taiwan subsidiary, Global Fiberoptics, Inc., is the New Taiwan Dollar. Accordingly, DiCon has material exposure to foreign currency fluctuations between the U.S. Dollar and the New Taiwan Dollar for (1) sales to its subsidiary; (2) purchases from its subsidiary and (3) revaluation of monetary assets held by its subsidiary. To date, DiCon has not engaged in any hedging activities designed to minimize this exposure. A portion of its international revenues and expenses may be denominated in other foreign currencies in the future. Accordingly, DiCon could experience the risks of fluctuating currencies. In the future, DiCon may engage in currency hedging activities to manage these risks. As of September 30, 2002, the accumulated currency translation loss resulting from the translation of the financial position of Global Fiberoptics, Inc. was $3.0 million compared to a loss of $2.3 million as of the end of the previous quarter at March 31, 2002.

Item 4. Controls and Procedures.

     (a)  Evaluation of Disclosure Controls and Procedures. The undersigned principal executive officer and principal financial officer of DiCon concluded that DiCon’s disclosure controls and procedures are effective based on their evaluation of these controls and procedures as of a date within 90 days of the filing date of this report.

     (b)  Changes in Internal Controls. There have been no significant changes in DiCon’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of these controls by the undersigned principal executive officer and principal financial officer of DiCon.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities and Use of Proceeds.

     During the period covered by this report, DiCon has sold the following securities to investors in private placements which were not registered under the Securities Act of 1933:

Date of Sale	Class	Amount	Aggregate Offering Price

September 30, 2002	Common	1,784,255	$6,244,892.50

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

     None.

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

DICON FIBEROPTICS, INC. (Registrant)

Date: November 14, 2002	By:	/s/ Ho-Shang Lee

(Signature)

	Name:	Ho-Shang Lee, Ph.D.
	Title:	President and Chief Executive Officer (principal executive officer)

Date: November 14, 2002	By:	/s/ Frank W. Tilley

(Signature)

	Name:	Frank W. Tilley
	Title:	Director of Finance (principal financial officer)

CERTIFICATION

I, Ho-Shang Lee, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DiCon Fiberoptics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ Ho-Shang Lee, Ph.D.

(Signature)

Name:	Ho-Shang Lee, Ph.D.
Title:	President and Chief Executive Officer (principal executive officer)

CERTIFICATION

I, Frank W. Tilley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DiCon Fiberoptics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ Frank W. Tilley

(Signature)

Name:	Frank W. Tilley
Title:	Director of Finance (principal financial officer)

Exhibit Index

Exhibit
No.	Description

99.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

99.2	Certificate of Director of Finance pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.