Form 10-Q
period 2002-12-31
DICON FIBEROPTICS INC
filed 2003-02-13
CIK 1119012

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

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

Yes ☑	No ☐

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements.
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 3	Quantitative and Qualitative Disclosures About Market Risk.
Item 4	Controls and Procedures.
PART II	OTHER INFORMATION
Item 1	Legal Proceedings.
Item 2	Changes in Securities and Use of Proceeds.
Item 3	Defaults Upon Senior Securities.
Item 4	Submission of Matters to a Vote of Security Holders.
Item 5	Other Information.
Item 6	Exhibits and Reports on Form 8-K.
Signatures.
Certifications.
Exhibit Index.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheet
(unaudited, in thousands, except share data)	December 31, 2002	March 31, 2002

Assets
Current assets:
Cash and cash equivalents	$2,207	$10,170
Marketable securities	20,323	13,756
Accounts receivable, net of allowance of $325 and $634, respectively	2,250	5,112
Inventories	5,663	6,596
Prepaid expenses and other current assets	1,044	3,988
Federal income tax receivable	10,311	8,899
Deferred income taxes	108	559

Total current assets	41,906	49,080

Property, plant and equipment, net	70,602	78,292
Deferred income taxes	6,210	6,733
Other assets	616	204

Total assets	$119,334	$134,309

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,862	$10,922
Mortgage and other debt	4,015	3,632
Income taxes payable	105	1,311
Deferred compensation payable	2,282	4,139

Total current liabilities	14,264	20,004

Deferred compensation payable, net of current portion	2,849	7,382
Mortgage and other debt, net of current portion	29,001	30,705

Total liabilities	46,114	58,091

Commitments
Shareholders’ equity:
Common stock: no par value; 200,000,000 shares authorized; 112,082,978 and 108,841,795 shares issued and outstanding as of December 31, 2002 and March 31, 2002, respectively	22,385	12,786
Additional paid-in capital	13,521	13,438
Deferred compensation	(1,324)	(1,659)
Retained earnings	41,280	54,025
Accumulated other comprehensive loss	(2,642)	(2,372)

Total shareholders’ equity	73,220	76,218

Total liabilities and shareholders’ equity	$119,334	$134,309

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Operations and	Three Months Ended December 31,		Nine Months Ended December 31,
Comprehensive Loss
(unaudited, in thousands, except per share data)	2002	2001	2002	2001

Net sales	$4,245	$13,910	$16,192	$57,290
Cost of goods sold	5,544	8,735	17,491	37,642

Gross profit	(1,299)	5,175	(1,299)	19,648

Selling, general and administrative expenses	1,959	3,581	6,808	10,373
Research and development expenses	2,086	3,782	11,053	11,446

	4,045	7,363	17,861	21,819

Loss from operations	(5,344)	(2,188)	(19,160)	(2,171)
Other income (expense):
Interest expense, net	(584)	(733)	(2,722)	(2,241)
(Loss) gain on disposal of fixed assets	(659)	66	(877)	66
Other income (expense), net	62	753	525	(137)

Loss before income tax benefit	(6,525)	(2,102)	(22,234)	(4,483)
Income tax benefit	2,966	1,316	9,489	2,808

Net loss	$(3,559)	$(786)	$(12,745)	$(1,675)

Other comprehensive loss:
Foreign currency translation adjustment	110	(266)	166	(1,480)
Unrealized holding gains (losses) on marketable securities arising during the period, net of realized gains (losses) included in net loss	237	75	(436)	13

Comprehensive loss	$(3,212)	$(977)	$(13,015)	$(3,142)

Basic and diluted net loss per share	$(0.03)	$(0.01)	$(0.12)	$(0.02)

Average shares used in computing basic and diluted net loss per share	112,130	108,650	110,736	108,381

The accompanying notes are an integral part of these consolidated financial statements.

	Nine Months Ended December 31,
Consolidated Statement of Cash Flows
(unaudited, in thousands, except per share data)	2002	2001

Cash flows from operating activities:
Net loss	$(12,745)	$(1,675)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	7,787	9,126
Provision for inventory	1,771	7,196
Provision for bad debts	(295)	694
Loss on disposal of fixed assets	877	(23)
Provision for estimated losses due to vacated properties, net of sublease income	(563)	1,457
Realized gain on available-for-sale marketable securities	(47)	—
Interest accretion on deferred compensation liability	1,511	899
Stock compensation expense	1,262	1,443
Other	11	—
Changes in assets and liabilities:
Accounts receivable, net	3,316	16,167
Inventories	(836)	3,188
Prepaid expenses and other current assets	2,938	(1,496)
Federal income tax receivable	(1,510)	—
Deferred income tax	1,075	—
Other assets	139	(196)
Accounts payable and accrued liabilities	(2,639)	(10,325)
Income taxes payable	(1,219)	(3,761)
Deferred compensation payable	(8,746)	(276)

Net cash (used in) provided by operating activities	(7,913)	22,418

Cash flows from investing activities:
Purchases of marketable securities	(7,091)	(24,606)
Sales of marketable securities	123	—
Long-term investment	(507)	—
Sales of property and equipment	644	641
Purchases of property and equipment	(1,514)	(12,930)

Net cash used in investing activities	(8,345)	(36,895)

Cash flows from financing activities:
Borrowings under mortgages and other debt	799	9,402
Repayment of mortgages and other debt	(2,129)	(2,296)
Proceeds from issuance of common stock, net of repurchases	9,598	4,489

Net cash provided by financing activities	8,268	11,595

Effect of exchange rate changes on cash and cash equivalents	27	(144)

Net change in cash and cash equivalents	(7,963)	(3,026)
Cash and cash equivalents, beginning of period	10,170	14,040

Cash and cash equivalents, end of period	$2,207	$11,014

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,208	$1,339

Cash paid for income taxes	$1,418	$1,078

The accompanying notes are an integral part of these consolidated financial

Notes to the Consolidated Financial Statements
(amounts in thousands, except per share amounts)

1. Basis of presentation

     The consolidated financial information for DiCon Fiberoptics, Inc. (“DiCon” or the “Company”) at December 31, 2002 and for the three months and nine months ended December 31, 2002 and December 31, 2001 is unaudited but, in the opinion of management, includes all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, such information does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months and nine months ended December 31, 2002 are not necessarily indicative of the results expected for the full year. For further information refer to the Consolidated Financial Statements for the year ended March 31, 2002 and other information included in the Company’s Form 10 filing.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes to the consolidated financial statements. Actual results could differ from those estimates.

     The optical communications markets have experienced a severe downturn, resulting in a significant decline in the demand for the optical components supplied by the Company and its competitors. Management believes it has the financial resources, and will take the necessary actions, to manage through this downturn. However, a prolonged downturn in the optical communications markets, failure by the Company to anticipate or respond to technological developments in its industry, changes in customer or supplier requirements or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products, could have a material adverse effect on the Company’s consolidated financial condition, operating results or cash flows.

2. Recent accounting pronouncements

     In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and portions of APB No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” While SFAS No. 144 carries forward many of the provisions of SFAS No. 121 and APB No. 30, some of the key differences in the new standard are that goodwill is excluded from its scope, assets to be abandoned will be viewed as held for use and amortized over their remaining service period, and the standard broadens the presentation of discontinued operations. SFAS No. 144 was effective for the Company on April 1, 2002 and its adoption did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a significant impact on the Company’s consolidated financial position, results of operations, or cash flows.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements. See Note 8.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

Notes to the Consolidated Financial Statements
(amounts in thousands, except per share amounts)

3. Basic and diluted net loss per share

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

     The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented below:

	For the three months ended December 31,		For the nine months ended December 31,

	2002	2001	2002	2001

Numerator:
Net loss	$(3,559)	$(786)	$(12,745)	$(1,675)

Denominator:
Basic weighted average shares	112,130	108,650	110,736	108,381
Potentially dilutive common stock equivalents- stock options	0	0	0	0

Diluted weighted average shares	112,130	108,650	110,736	108,381

Basic and diluted net loss per share	$(0.03)	$(0.01)	$(0.12)	$(0.02)

     As a result of the losses incurred by the Company for the three months and nine months ended December 31, 2002, weighted average options to purchase 6,117 and 9,103 shares of common stock were anti-dilutive and excluded from the net loss per share calculations. For the three and nine months ended December 31, 2001, weighted average options to purchase 9,977 and 9,864 shares of common stock were anti-dilutive and excluded from the net loss per share calculations. As of December 31, 2002, there were options to acquire 5,656 shares outstanding and as of December 31, 2001 there were options to acquire 10,140 shares outstanding.

4. Marketable securities

     Available for sale securities included in the Consolidated Balance Sheet as of December 31, 2002 and March 31, 2002 are as follows:

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2002
Equity securities	$1,223	$—	$(502)	$721
Debt securities	19,637	—	(35)	19,602

Total	$20,860	$—	$(537)	$20,323

March 31, 2002
Equity securities	$1,345	$—	$(90)	$1,255
Debt securities	12,512	—	(11)	12,501

Total	$13,857	$—	$(101)	$13,756

     Debt securities include certificates of deposit with original maturities of greater than 90 days.

     Realized gains on the sale of securities were $47 for the nine months ended December 31, 2002, and were $0 for the nine months ended December 31, 2001. Realized gains were $0 for each of the quarters ended December 31, 2002 and 2001. Realized gains have been included in Other income (expense), net in the Consolidated Statement of Operations and Comprehensive Loss.

Notes to the Consolidated Financial Statements
(amounts in thousands, except per share amounts)

5. Inventories

     Inventories consist of the following as of December 31, 2002 and March 31, 2002:

	December 31,	March 31,
	2002	2002

Raw materials, net of reserves	$3,136	$5,804
Work-in-process and finished goods	2,527	792

Total	$5,663	$6,596

6. Mortgage and Other Debt

     The Company financed, in part, a new corporate campus by borrowing from a bank a construction loan of $27,000, which the Company entered into on August 24, 2000. In November 2001, the same lender refinanced the outstanding balance of the construction loan with a mortgage loan maturing November 20, 2004 with an amortization schedule based on a 25-year loan. Interest on the mortgage loan is accrued at a variable interest rate based on changes in the lender’s prime rate as of the 20th of each month (4.25 percent at December 31, 2002). Principal and interest are payable monthly. The balance of the mortgage loan as of December 31, 2002 was $26,356, and the balance of the loan at maturity is estimated to be $24,918 at the current interest rate.

     In June 2002, Global Fiberoptics Inc., the Company’s wholly owned subsidiary in Taiwan, renewed its lines of credit of 200,000 New Taiwan Dollars (or approximately $5,755 as of December 31, 2002) from a Taiwan bank, with interest based on a rate set by the bank at the time funds are drawn. The line matures on June 30, 2003. The amount drawn as of December 31, 2002, was $1,036. The interest rate as of December 31, 2002 was 3.30 percent and fluctuates based on the lending bank’s prime rate.

     In April 2001, the Company obtained an equipment loan from a bank in the amount of $7,250. The loan is secured by specific pieces of equipment. The loan is repayable in equal monthly installments of principal and interest over 60 months beginning May 30, 2001. At December 31, 2002, the loan balance was $4,833. Effective April 30, 2002 and annually on April 30 of each year, thereafter, the Company may elect to fix the interest rate on the equipment loan for a twelve month period at a rate of one-half of one percentage point (0.5 percent) per annum in excess of the prime. As of December 31, 2002, the Company had not elected the fixed rate option and the loan bore an interest rate of prime plus 0.5 percent (4.75 percent at December 31, 2002). At March 31, 2002, the Company was in violation of two of the financial covenants under this loan agreement. The bank agreed to waive the covenants through March 31, 2003, but added an additional covenant requiring the Company to maintain a balance of cash and marketable securities (excluding equity securities) of at least two times the outstanding loan balance. The Company was in compliance with the covenants, as amended, at December 31, 2002.

     In December 2001, Global Fiberoptics issued commercial paper in the amount of 20,000 New Taiwan Dollars. Proceeds were used to repay borrowings under the bank line of credit for Global Fiberoptics. This loan was repaid in June 2002. In December 2002, Global Fiberoptics renewed its commercial paper line for up to a maximum of 220,000 New Taiwan Dollars (or approximately $6,331 as of December 31, 2002). The outstanding balance of any commercial paper under this line must be fully secured. As of December 31, 2002, Global Fiberoptics had issued commercial paper in the amount of 27,500 New Taiwan Dollars (or approximately $791 as of December 31, 2002) under this line. The interest rate at December 31, 2002 was 1.6%.

7. Stock Plans and Deferred Compensation Liability

     In September 2002, an employee resigned who was a participant in the Company’s former phantom stock plan. This employee’s payments were fully vested under the terms of the conversion of this plan to the stock option plan. As a result, under the terms of the plan, the Company paid $7,213 to the employee following his resignation. The impact on the Consolidated Balance Sheet and the Consolidated Statement of Operations and Comprehensive Loss of this payment is shown in the table below:

Reduction in deferred compensation payable – current liability	$2,157
Reduction in deferred compensation payable – long term	4,287
Acceleration of imputed interest expense	769

Total payment	$7,213

Notes to the Consolidated Financial Statements
(amounts in thousands, except per share amounts)

     The Company also has an Employee Stock Purchase Plan that has been available to all eligible employees who meet certain service requirements. In September 2002, DiCon suspended the sale of DiCon shares to employees under the ESPP due to the reduced level of employee participation.

     Compensation expense related to the Company’s stock compensation plans has been reflected in the Consolidated Statement of Operations and Comprehensive Loss for the three months and the nine months ended December 31, 2002 and 2001 as follows:

	For the three months ended December 31,		For the nine months ended December 31,

	2002	2001	2002	2001

Cost of goods sold	$52	$73	$192	$219
Selling, general and administrative expenses	189	267	701	802
Research and development expenses	100	141	369	422

	$341	$481	$1,262	$1,443

     The compensation expense of $1,262 for the nine months ended December 31, 2002 consists of deferred compensation in the amount of $844 that will ultimately be settled in cash and $418 that represents non-cash stock compensation for the nine months ended December 31, 2002.

     The compensation expense of $1,443 for the nine months ended December 31, 2001 consists of deferred compensation in the amount of $894 that will ultimately be settled in cash and $549 that represents non-cash stock compensation for the nine months ended December 31, 2001.

     On September 30, 2002, the Company closed its private placement of common stock to a small group of accredited investors. The investors invested a total of $6,245 for 1,784 shares. Proceeds were used for general working capital purposes.

8. Product Warranties

     FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, requires effective December 31, 2002 that entities disclose the accounting policy and methodology used in determining their liability as well as a tabular reconciliation of the changes in the guarantor’s product warranty liability for the reporting periods.

     Warranty accrual policy and methodology. The Company normally provides warranties for its products for one year. The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. Because the Company’s products are manufactured, in most cases, to customers specifications and their acceptance is based on meeting those specifications, the Company historically has experienced minimal warranty costs. Estimates of the costs of warranty obligations are based on the Company’s historical experience of known project failure rates, use of materials and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should the Company’s actual experience relative to these factors differ from estimates, the Company may be required to record additional warranty reserves. Alternatively, if the Company provides more reserves than needed, the Company may reverse a portion of such provision in future periods.

Notes to the Consolidated Financial Statements
(amounts in thousands, except per share amounts)

     Current period results. Changes in our warranty liability, which is included as a component of accrued liabilities on the Consolidated Balance Sheet, during the period are as follows:

Nine Months Ended
December 31, 2002

Balance as of March 31, 2002	$247
Accruals for warranties issued during the nine months ended December 31, 2002	53
Accruals related to pre-existing warranties (including changes in estimates)	(52)
Settlements made (in cash or in kind) during the period	(209)

Balance as of December 31, 2002	$39

9. Subsequent Event

     As of December 31, 2002, the total remaining undiscounted future payments related to the conversion of the Company’s phantom stock plan to its stock option plan totaled $7,645, which is payable in three equal annual installments beginning March 31, 2003.

     In order to reduce this liability, the Company offered the participants an opportunity to receive an early payment in January 2003.

     After the cash payments of $1,979 on January 10, 2003, and the reduction of $2,058 in the future liability due to this early payment plan, the remaining liability of the Company is $3,608, payable in three equal annual installments beginning March 31, 2003. This transaction was recorded in January 2003 when the employees made their final election to participate in the program.

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

     DiCon’s communications products include Wavelength Division Multiplexers (“WDMs”), amplifier components, switches and attenuators, MEMS devices and modules, and its measurement products include variable attenuators, tunable filters, and test instruments. DiCon markets and sells its products worldwide through its direct sales force and through selected distributors.

     The optical networking industry is rapidly changing and the volume and timing of orders are difficult to predict. Since the fourth quarter of 2000, the fiberoptics industry has been in a significant period of consolidation following a dramatic curtailment of capital spending by most carriers faced with substantial excess bandwidth capacity and very high levels of corporate debt. DiCon believes its customers, who typically are manufacturers of telecommunications equipment, generally view the purchase of DiCon’s products as a significant and strategic decision. As a result, customers typically expend substantial effort in evaluating, testing and qualifying DiCon, its products and its manufacturing processes. This customer evaluation and qualification process frequently results in a lengthy initial sales cycle of nine months or longer.

     Beginning in January 2001, as the industry entered its downturn and consolidation phase, various customers cancelled existing orders. In some cases, DiCon was able to recover a portion of its costs through subsequent transactions with these customers. However, the Company also incurred substantial costs associated with obsolete inventory and cancelled orders. For the nine months ended December 31, 2002, DiCon has written off $1.7 million of surplus or obsolete inventory as compared to $7.2 million in the comparable period of the prior year. The Company assesses its inventory position on a monthly and quarterly basis based on its then current forecasts. DiCon attempts to mitigate the impact of such corrections by maintaining close, proactive relationships with its major customers to obtain as much information about each customer’s needs as possible.

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

     In 2001, DiCon relocated its operations from leased facilities in Berkeley, California, approximately five miles south of Richmond. The Company had previously occupied approximately 93,000 square feet in Berkeley. Following the recent downturn in the telecommunications business and DiCon’s sales, DiCon closed these facilities. In addition, DiCon vacated an additional 80,000 square feet of leased facilities in Richmond, California. All of the leases for the leased facilities expire in one to four years. The remaining lease obligations for the unutilized facilities of up to four years in duration, net of expected sublease income, have been accrued as a liability in the consolidated financial statements beginning in the fiscal year ended March 31, 2001. As of March 31, 2002 the reserve for future expenses for the unused leased premises was $1.8 million. Prior to the end of the quarter ended September 30, 2002, the Company successfully terminated leases for two of its leased facilities. As of December 31, 2002, the reserve for future lease expenses for unused premises is now $143,000, which is 100% of the expected remaining liability, net of estimated sublease income. At March 31, 2002, the commitment totaled $6.3 million. As of December 31, 2002, the Company’s future commitments on all leases reduced to $1.4 million as a result of these terminations of scheduled lease payments.

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

     DiCon’s cost of goods sold consists primarily of the cost of direct materials, labor and manufacturing overhead associated with products sold, as well as production start up costs. As demand changes, DiCon attempts to manage its manufacturing capacity to meet demand for existing and new products. However, certain of its costs are fixed and as volumes decrease, these expenses are difficult to reduce proportionately, if at all.

     Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to consultants and outside service providers, material and equipment costs, and other expenses related to the design, development, testing and enhancement of DiCon’s fiberoptic products. DiCon expenses all of its research and development costs as incurred and does not capitalize any research and development expenditures except for equipment which has a useful life longer than one year and is useful for purposes other than the current research and development project. DiCon believes that research and development is critical to strategic product development and expects to continue to devote significant resources to product research and development even in the face of decreased demand for its products. DiCon expects its research and development expenses to fluctuate both in absolute dollars and as a percentage of sales based on its perceived need for, and expected return from, its research and development efforts.

     Selling, general and administrative expenses include salaries, benefits, commissions, product promotion and administrative expenses. DiCon expects these expenses to continue to be substantial as the Company strives to be an industry leader in the fiberoptic component manufacturing business.

     DiCon maintains an Employee Stock Option Plan and an Employee Stock Purchase Plan as a means of motivating its employees to make a tangible contribution towards achieving its corporate objectives. See Note 9 of the consolidated financial statements included in the Company’s Form 10 filing for more information regarding these plans. In September 2002, DiCon suspended the sale of DiCon shares to employees under the Employee Stock Purchase Plan due to the reduced level of employee participation.

     Other income (expense), net consists primarily of interest and dividend income, offset by interest expense, plus realized gains or losses on investments.

     Critical Accounting Policies and Estimates

     The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and judgments that affect the reported amounts of assets and liabilities, net sales and expenses, and the related disclosures. Estimates are based on historical experience, knowledge of economic and market factors and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of the Company’s consolidated financial statements.

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

     Warranty accrual. The Company normally provides warranties for its products for one year. The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. Because the Company’s products are manufactured, in most cases, to customers specifications and their acceptance is based on meeting those specifications, the Company historically has experienced minimal warranty costs. Estimates of the costs of warranty obligations are based on the Company’s historical experience of known product failure rates, use of materials and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should the Company’s actual experience relative to these factors differ from estimates, the Company may be required to record additional warranty reserves. Alternatively, if the Company provides more reserves than needed, the Company may reverse a portion of such provisions in future periods.

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

     Property, plant and equipment. The Company evaluates the carrying value of property, plant and equipment whenever certain events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in the Company’s market value, or significant reductions in projected future cash flows. In assessing the recoverability of property, plant and equipment, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the Company writes down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the Company’s weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall market growth and the Company’s percentage of that market, groupings of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of property, plant and equipment, thereby requiring the Company to write down the assets.

     Deferred taxes. The Company regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income. If necessary, the Company records a valuation allowance to reduce deferred tax assets to the amount that the Company believes to be realizable. The Company considers projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If it is determined that the Company will not realize all or part of deferred tax assets, an adjustment to the deferred tax asset will be charged to earnings in the period such determination is made. As of December 31, 2002, the Company has not recorded a valuation allowance associated with deferred tax assets.

     Financial Results

     Three Months Ended December 31, 2002 Compared with Three Months Ended December 31, 2001

     Net Sales

     Net sales declined from $13.9 million for the quarter ended December 31, 2001 to $4.2 million for the quarter ended December 31, 2002. This decline reflected the overall decline in the demand for fiberoptics components and test equipment by telecommunications equipment vendors, the Company’s primary customers, as well as increased competition for the remaining business opportunities. This decline is unprecedented in DiCon’s history, and at this point it still remains unclear when an upturn in demand might occur or if additional declines from the level of this quarter may occur in the future.

     In the quarter ended December 31, 2002, the Company recorded no revenue from cancellation of prior supply agreements with customers compared with $6.1 million in cancellation revenue in the same quarter of the prior year. This revenue represents actual cash payments received during that quarter.

     The industry continues to be in a state of flux, and a consolidation phase is now beginning. This adds to the instability in the market. In addition, we continue to experience pressures to lower average selling prices of current products. New products are gaining acceptance with potential customers, but the volume in these new products is not enough to offset the declines in net sales. We believe the long-term recovery of the market for telecommunications components requires significant restructuring at all levels of the industry throughout the world.

     For the quarter ended December 31, 2002, the Company had one customer who accounted for 12.5% of sales. For the quarter ended December 31, 2001, one customer accounted for 40.4% of sales.

     Cost of Goods Sold

     Cost of goods sold declined from $8.7 million for the quarter ended December 31, 2001 to $5.5 million for the same quarter in the current fiscal year. The decline of $3.2 million reflected the lower volume of business, offset by the higher component of fixed costs in the current quarter. These higher fixed costs were primarily due to the higher costs of the new facility in Richmond, California to which the Company moved in mid-2001 and the fixed costs of the Taiwan subsidiary. Inventory provisions for the quarter ended December 31, 2002 totaled $868,000 for materials no longer deemed usable or deemed to be excess. For the quarter ended December 31, 2001, the inventory provisions were $2.0 million.

     Gross Margin

     Gross margin for the quarter ended December 31, 2002 was a loss of $1.3 million compared to profit of $5.2 million for the quarter ended December 31, 2001. Gross margin is impacted by a variety of factors including, but not limited to, absolute sales volumes, gross margins on sales, competitive factors that determine selling prices, fixed costs vs. variable costs, and product mix of higher margin products vs. lower margin products. The negative gross margin for the quarter ended December 31, 2002 was primarily a result of low sales volume, the Company’s fixed manufacturing costs and the provisions for inventory of $868,000 discussed above.

     The lack of visibility regarding future business that the industry, and DiCon in particular, is now experiencing makes it difficult to forecast future levels of gross margin, but the Company expects losses to continue for some period.

     Operating Expenses

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased to $2.0 million for the quarter ended December 31, 2002 compared to $3.5 million for the quarter ended December 31, 2001. This decrease was the result of reductions in personnel and other expenses.

     Research and Development Expenses

     Research and development (“R&D”) expenses decreased from $3.8 million for the quarter ended December 31, 2001 to $2.1 million for the quarter ended December 31, 2002. R&D represents, in part, spending to develop advanced photonic components. DiCon is committed to continue its investments in this critical area as it strives to develop the new products demanded by its customers and to continue to be a valued, competitive supplier to the principal telecommunications equipment manufacturers.

     Other Income (Expense)

     Interest expense, net decreased from an expense of $733,000 for the quarter ended December 31, 2001 to an expense of $584,000 for the quarter ended December 31, 2002, due to lower interest rates and reduced loan amounts. Other income (expense), net was $62,000 of income for the quarter ended December 31, 2002, which included net currency exchange losses of $68,000, compared to Other income (expense), net of $753,000 of income for the quarter ended December 31, 2001, which included a gain on currency exchange of $297,000 and interest and dividend income of $167,000. For the quarter ended December 31, 2002, fixed assets were sold at a loss of $659,000 compared to income of $66,000 in the quarter ended December 31, 2001.

     Loss Before Income Tax Benefit

     The Company reported a net loss before income tax benefit of $6.5 million for the current quarter compared to $2.1 million for the same quarter in the prior year.

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

     For the three months ended December 31, 2002, the effective tax rate was 45.5% compared to 62.6% for the same period in the prior year. The tax rate for each period is the result of the consolidation of tax provision of the US operations with that of the Taiwan operations of Global Fiberoptics, and can vary substantially from period to period depending on the relative performance of each operation.

     Nine Months Ended December 31, 2002 Compared with Nine Months Ended December 31, 2001

     Net Sales

     Net sales declined from $57.3 million for the nine months ended December 31, 2001 to $16.2 million for the nine months ended December 31, 2002. This decline reflected the overall decline in the demand for fiberoptics components and test equipment by telecommunications equipment vendors, the Company’s primary customers, as well as increased competition for the remaining business opportunities. This decline is unprecedented in DiCon’s history, and at this point it still remains unclear when an upturn in demand might occur.

     For the nine months ended December 31, 2002, the Company recorded revenue from cancellation of prior supply agreements with customers of $1.2 million, compared with $6.1 million in cancellation revenue from this source in the same period of the prior year. This revenue represents actual cash payments received during the periods.

     For the nine months ended December 31, 2002, the Company had one customer who accounted for 18.2% of sales. For the nine months ended December 31, 2001, three customers accounted for 36.4% of sales.

     Cost of Goods Sold

     Cost of goods sold declined from $37.6 million for the nine months ended December 31, 2001 to $17.5 million for the same nine months in the current fiscal year. The decline of $20.1 million reflected the lower volume of business, partially offset by the higher component of fixed costs in the current nine months. These higher fixed costs were primarily due to the higher costs of the new facility in Richmond, California, to which the Company moved in mid-2001, and the fixed costs of the Taiwan subsidiary. The Company recorded inventory provisions of $1.7 million for the nine months ended December 31, 2002 primarily due to lower sales. For the nine months ended December 31, 2001, the Company recorded inventory provisions of $7.2 million due to program cancellations by major customers and lower sales.

     Gross Margin

     Gross margin for the nine months ended December 31, 2002 was a loss of $1.3 million compared to profit of $19.6 million for the nine months ended December 31, 2001. Gross margin is impacted by a variety of factors including, but not limited to, absolute sales volumes, gross margins on sales, competitive factors that determine selling prices, fixed costs vs. variable costs, and product mix of higher margin products vs. lower margin products. The gross margin for the nine months ended December 31, 2002 was primarily a result of low sales volume and the Company’s fixed manufacturing costs.

     Operating Expenses

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses declined to $6.8 million for the nine months ended December 31, 2002 compared to $10.3 million for the nine months ended December 31, 2001. This decline reflects the significant efforts by management to reduce personnel and other expenses.

     Research and Development Expenses

     Research and development expenses declined from $11.4 million for the nine months ended December 31, 2001 to $11.1 million for the nine months ended December 31, 2002. This reflects, in part, spending to develop advanced photonic components.

     Other Income (Expense)

     Interest expense, net increased from $2.2 million for the nine months ended December 31, 2001 to $2.7 million for the nine months ended December 31, 2002 reflecting primarily the impact of the $1.5 million in imputed interest expense on the deferred compensation payable compared to $899,000 for the same period in the prior year. Other income (expense), net of $137,000 in expense for the nine months ended December 31, 2001 included gains on currency exchange of $724,000, provisions for estimated losses due to vacated properties, net of sublease income, of $1,457,000 and interest and dividend income of $541,000. Other income (expense), net of $525,000 in income for the nine months ended December 31, 2002 included interest and dividend income of $526,000.

     Loss Before Income Tax Benefit

     The Company reported a net loss before income tax benefit of $22.2 million for the nine months ended December 31, 2002 compared to $4.5 million for the same nine months in the prior year.

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

     For the nine months ended December 31, 2002, the effective tax rate was 42.7% compared to 62.6% for the same nine months in the prior year. The tax rate for each period is the result of the consolidation of tax benefits of the US operations with those of the Taiwan operations of Global Fiberoptics, and can vary substantially from period to period depending on the relative performance of each operation.

     Liquidity and Capital Resources

     Net cash provided by operations declined from $22.4 million for the nine months ended December 31, 2001 to a cash outflow of $7.9 million for the nine months ended December 31, 2002, primarily due to the net loss experienced in the nine months ended December 31, 2002 and to the $7.2 million in deferred compensation payments made upon the resignation of an employee in September 2002. Inventories increased $836,000 in the current nine months as compared to a decline of $3.2 million in the same nine months in the previous year. Accounts receivables collections declined from $16.2 million in the prior year to $3.3 million for the first nine months of the current fiscal year. Accounts payable and other accrued liabilities decreased from nearly $10.3 million in net cash required in the prior year compared to net cash required in the current nine months of $2.6 million.

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

     Cash used in investing activities reflected new investments in certificates of deposits with maturities in excess of 90 days in the current nine months of $7.1 million, primarily the result of efforts to increase earnings on the working capital by lengthening the maturity of the portfolio. All certificates mature in one year or less. The Company also made a long-term investment of $507,000 for a minority interest in a firm in Taiwan. Purchases of equipment declined from $12.9 million in the nine months ended December 31, 2001 to approximately $1.5 million in the same nine months this year. The Company may from time to time continue to purchase certain additional equipment necessary for new production processes or for replacement.

     Cash flows from financing activities declined from $11.6 million for the nine months ended December 31, 2001 to $8.3 million in the current nine months. These cash flows in the current nine months were primarily the result of the sale of additional common stock, net of repurchases, for $9.6 million. The cash flows from financing activities in the same nine months in the prior year were primarily due to the increase in debt to finance the corporate headquarters and manufacturing facility in Richmond, California ($1.6 million), and to the sale in that period of additional common stock of $4.5 million, net of repurchases, and an increase in debt to finance equipment purchases of $7.3 million.

     DiCon is required to comply with various operating and financial covenants in its various borrowings. Operating covenants include restrictions on (i) any change in business activities from those we are presently engaged in, (ii) certain types of investments, and (iii) the disposal of assets. Financial covenants include minimum profitability requirements, minimum tangible net worth requirements, minimum debt service coverage ratios, minimum quick ratios, and maximum debt to tangible net worth ratios. At March 31, 2002, the Company was in compliance with all of the covenants except for two covenants in its fully amortizing equipment-financing loan. The lender agreed to waive the covenants through March 31, 2003, but added an additional covenant requiring the Company to maintain a minimum balance of cash and marketable securities (excluding equity securities) of at least two times the outstanding loan balance. The Company was in compliance with all covenants, as amended, as of December 31, 2002. It has paid all loan payments on or before the due date.

     As of December 31, 2002, DiCon had cash and cash equivalents of $2.2 million. In addition, in conformity with the requirements of generally accepted accounting principles $20.3 million invested in certificates of deposit and other marketable securities was classified as marketable securities. The Company invests cash in excess of short term needs in these investments to attempt to improve yields on its total investable portfolio.

     DiCon believes its current cash and cash equivalents and marketable securities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures until at least the end of the fiscal year ending March 31, 2005. There remains some possibility that DiCon may need to raise additional capital before that time. For instance, it might need additional capital in order to finance unanticipated growth (including the resultant increases in personnel, facilities, computer systems, etc.) or to acquire or invest in complementary businesses, technologies, services and/or products. There can be no certainty that DiCon would successful in raising the required capital or in raising it at acceptable rates.

     As of December 31, 2002, the total remaining undiscounted future payments related to the conversion of the Company’s phantom stock plan to its stock option plan totaled $7,645, which is payable in three equal annual installments beginning March 31, 2003.

     In order to reduce this liability, the Company offered the participants an opportunity to receive an early payment in January 2003.

     After the cash payments of $1,979 on January 10, 2003, and the reduction of $2,058 in the future liability due to this early payment plan, the remaining liability of the Company is $3,608, payable in three equal annual installments beginning March 31, 2003. This transaction was recorded in January 2003 when the employees made their final election to participate in the program.

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

     Market Risk

     DiCon has limited investments in marketable equity securities. As of December 31, 2002, the Company had marketable equity securities with an original cost of $1.2 million that had an unrealized loss of $0.5 million. As of March 31, 2002 the Company had marketable equity securities with an original cost of $1.3 million that had an unrealized loss of $90,000.

     The Company invests its funds in excess of short-term working capital in certificates of deposit and investment funds. It diversifies its investments in several different financial institutions to minimize market risk. Certain of these investments are subject to market risks as interest rates change. Unrealized losses on these investments totaled $35,000 at December 31, 2002 compared to $11,000 as of March 31, 2002.

     Exchange Rate Sensitivity

     DiCon manufactures products in the United States and in Taiwan, and all sales to date to customers have been made in U.S. Dollars. Transactions between DiCon’s Taiwan subsidiary and its U.S. operations are denominated in U.S. Dollars as well. However, the functional currency of its Taiwan subsidiary, Global Fiberoptics Inc., is the New Taiwan Dollar. Accordingly, DiCon has material exposure to foreign currency fluctuations between the U.S. Dollar and the New Taiwan Dollar for (1) sales to its subsidiary (2) purchases from its subsidiary and (3) revaluation of monetary assets held by its subsidiary. A portion of its international revenues and expenses may be denominated in other foreign currencies in the future. Accordingly, DiCon could experience the risks of fluctuating currencies. DiCon engages in currency hedging activities to manage these risks. Through December 31, 2002, the impact of these hedging activities has not been material. As of December 31, 2002, the accumulated currency translation loss resulting from the translation of the financial position of Global Fiberoptics Inc. was $2.1 million compared to a loss of $2.3 million as of the end of the previous year at March 31, 2002.

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

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

Exhibit No.	Description

99.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

99.2	Certificate of Director of Administration pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

     (b)  Reports on Form 8-K.

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DICON FIBEROPTICS, INC. (Registrant)

Date: February 13, 2003	By:	/s/ Ho-Shang Lee (Signature)

	Name: Title:	Ho-Shang Lee, Ph.D. President and Chief Executive Officer (principal executive officer)

Date: February 13, 2003	By:	/s/ Jannett Wang (Signature)

	Name: Title:	Jannett Wang Director of Administration (principal financial officer)

CERTIFICATION

I, Ho-Shang Lee, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DiCon Fiberoptics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 13, 2003

By:	/s/ Ho-Shang Lee, Ph.D. (Signature)

Name: Title:	Ho-Shang Lee, Ph.D. President and Chief Executive Officer (principal executive officer)

CERTIFICATION

I, Jannett Wang, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DiCon Fiberoptics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 13, 2003

By:	/s/ Jannett Wang (Signature)

Name: Title:	Jannett Wang Director of Administration (principal financial officer)

Exhibit Index

Exhibit No.	Description

99.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

99.2	Certificate of Director of Administration pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.