Form 10-K
period 2003-03-31
DICON FIBEROPTICS INC
filed 2003-06-27
CIK 1119012

UNITED STATES
SECURITIES AND EXCHANGE COMMISISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2003, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒     No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes   ☐     No  ☒

     The registrant’s common stock is not traded on any market and accordingly no aggregate market value for the stock held by non-affiliates can be computed.

     The number of shares of the registrant’s common stock outstanding on March 31, 2003, was 112,039,831.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Business.

     This annual report on Form 10-K contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, that involve risks and uncertainties. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. All of these forward-looking statements are based on information available to DiCon Fiberoptics, Inc. (“DiCon” or the “Company”) at this time, and DiCon assumes no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in the section titled “Risk Factors” below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Please review and consider the various disclosures made by DiCon in this report, and those detailed from time to time in DiCon’s filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect DiCon’s future results.

(a) Introduction.

     DiCon Fiberoptics, Inc. (“DiCon” or the “Company”) was incorporated in California in 1986. DiCon designs and manufactures passive components, modules, MEMS products, and test instruments for the fiberoptic communications industry. DiCon conducts research, development, manufacturing, and marketing at its headquarters in Richmond, California. DiCon, through Global Fiberoptics Inc. (“Global”), its wholly owned Taiwanese subsidiary formed in 1999, also operates a manufacturing and sales facility in Kaohsiung, Taiwan. DiCon’s website address is http://www.diconfiber.com.

(b) Description of Business.

1.	Optical Communications Industry Background.

     During the 1990s, the rapid escalation of voice traffic around the world, compounded by the proliferation of the Internet and the growing use of video and data transmission, created an urgent need for the expansion of existing communication capacity or bandwidth. In addition, deregulation of the telecommunications industry created heightened consumer demand for improvement in transmission quality.

     Communication service providers could not respond to the challenge with existing technology. The prevalent copper-wire circuit-switched networks, built to satisfy steady low-bandwidth voice traffic, could not adequately accommodate the additional requirements for signal transmission, which is characterized by large, relatively short-duration bursts of signals followed by relatively long periods of silence, and video, which is characterized by a sustained flow of vacillating data bursts with high bandwidth requirements. Communication service providers turned to optical communication for a cost-effective solution satisfying the need for more bandwidth, coupled with an increased demand for improved clarity, flexibility, scalability, and operating performance in transmitted signals.

     Optical communication is carried out by light-based signals, which transmit digitized information through a fiberoptic cable, a conduit of bundled glass fibers. Optical systems convert electrical signals generated by voice, data and video sources into specific wavelengths of laser-generated light, which carries the information through an optical network to its final destination where the optical signal is re-converted back to its original mode. Using multiplexing, a process which allows numerous wavelength channels to be aggregated onto a single optical fiber as a composite optical signal, the optical network can simultaneously, efficiently and with little external interference, transmit multitudes of optical signals. The multiplexing process enables the network system to transmit large bandwidths of information from variable sources, thus eliminating the need for bulky multi-cable copper-wired systems. The optical network can efficiently clean, amplify, isolate, and route optical signals to achieve high bandwidth communication capability without compromising transmission quality.

2.	Optical Networking Industry.

     The fiberoptic communications has a three-layer networking hierarchy: service providers or carriers, Network Equipment Manufacturers (“NEMs”) and Optical Component Manufacturers (“OCMs”). Carriers are communication companies that own optical networks and provide communication services to their customers. In the United States, the principal carriers are AT&T, MCI, Sprint, BellSouth, Verizon, SBC Communications, and Qwest. Outside the United States, significant carriers include Deutsche Telekom, British Telecom, France Telecom, and Huawei.

     The carriers rely on NEMs who design, build and sell fiberoptic equipment that powers the optical networks. The NEMs in turn rely on the OCMs who produce individual components or modules to be integrated into the optical network.

3.	Market Conditions.

     After experiencing steady growth since the mid-1980s, demand for telecommunications equipment accelerated rapidly in the late 1990s and reached its peak in 2000. Increasing telecom revenues also spurred a rapid growth in equipment production, which by the end of the decade outpaced demand resulting in a build-up of telecom equipment inventories. The inventories reached their peak in early 2001. Subsequently, the demand for new equipment has fallen substantially due in part to telecommunications overcapacity, an overall economic slowdown, and the excessive debt load of the service providers, who had fewer capital resources to spend on infrastructure projects.

     The rapid increase and subsequent decrease in capital equipment spending resulted in a corresponding pattern of growth and decline in the NEMs’ and the OCMs’ revenues and earnings. Future telecom equipment demand will depend on a range of factors, including:

Demand for bandwidth

Financial condition of the carriers

Successful development of new smaller and cost-efficient optical networks

Degree of industry rationalization across the optical networking hierarchy

Extent of penetration of competing technologies such as wireless communication

4.	DiCon and its Business.

     Optical components are broadly divided into two categories: active and passive. Active components are used in optical networks to generate, amplify and convert an optical signal. Transmitters, amplifiers and receivers are active components. Passive components are used to guide, mix, filter, route, adjust and stabilize optical signals transmitted through an optical network without the need for power generation. DiCon is a major OCM involved in the production of passive components and related value-added products, including optical network test and measurement devices, and cost effective modules and hybrids which combine several discrete components into an electronic operating unit. DiCon’s business has no distinct seasonality.

     Upon its formation in 1986, DiCon developed and began marketing its first-generation mechanical switch and in 1990 produced a range of test and measurement devices based on that technology. In 1992, DiCon started developing new dielectric thin-film-based components, which could multiplex and de-multiplex (aggregate and de-aggregate) optical signals onto an optical fiber.

     Beginning in 1996, the Company used its innovative thin-film technology to manufacture a broad range of products such as low-loss Wavelength Division Multiplexers (“WDMs”) and De-multiplexers to combine and divide optical signals of different wavelengths; Gain Flattening Filters (“GFFs”) designed to equalize the energy content of different wavelengths (channels) ahead of optical amplifiers; and isolators used to ensure unidirectional flow of optical signals. DiCon also leveraged its success in the application of the new thin-film technology to manufacture a series of advanced measurement and testing devices.

     In 2000, DiCon began production of modules and hybrids, which combined several components into cost-effective units. NEMs welcomed this new line of products as they faced increasing pressure from the carriers to achieve substantial capital and operating cost reduction. Recently introduced Tap/Isolator/Pump/Coupler, Reconfigurable Optical Add/Drop Multiplexer (“ROADM”), Variable Optical Attenuator (“VOA”) and MUX/DMUX are just a few examples of DiCon’s value-added modular products that have gained wide acceptance by major NEMs.

     DiCon’s modular products also include its highly sophisticated Micro Electro-Mechanical Systems (“MEMS”) switch, which the Company developed internally and began marketing in 2001. DiCon’s current MEMS product line includes advanced products such as MEMS VOA, MEMS 1x2 and 1x4 switches as well as MEMS Tap/VOA and WDM/MEMS VOA hybrids.

     DiCon produces Gradient Index (“GRIN”) lenses, which are used to collimate and focus light. The Company is currently one of only three known suppliers of GRIN lenses in the world.

     DiCon continues to invest in new technology with substantial commercial application potential. It is currently developing integrated photonic electronic circuits, which are designed to miniaturize optical network elements, making them cheaper to build and operate.

5.	Products.

     DiCon’s current line of products is broadly divided into two categories: WDMs and Switches. The WDM line includes Dense Wave Division Multiplexers (“DWDMs”), amplifier components, power splitting and monitoring devices and some integrated modules and hybrids. The Switch line includes MEMS products, motorized attenuators for path switching and power control, components and measurement instruments.

6.	Revenue Breakdown.

     DiCon’s revenue breakdown over the last three fiscal years (“FY”) has been as follows:

	FY Ended	FY Ended	FY Ended

Product Line	March 31, 2003	March 31, 2002	March 31, 2001

WDM	50%	60%	68%
Switch	50%	40%	32%

7.	Marketing and Distribution.

     DiCon’s marketing activities are conducted primarily by its sales force located at the corporate headquarters in Richmond, California. DiCon focuses its direct sales efforts on major optical systems manufacturers worldwide. Besides two distributors located in France and Italy, DiCon also has sales account managers and field application engineers in Europe and Canada to provide more expedient service and support to its North American, Canadian and European customers. DiCon markets its products in Asia through Global, located in Kaohsiung, Taiwan. DiCon’s direct sales force works closely with each customer’s design group and in-house design engineers to resolve technical issues and provide dynamic design-in support.

8.	Customers.

     In the year ended March 31, 2003, DiCon had a broad customer base consisting of over 300 accounts, including major NEMs such as Agilent Technologies, ALCATEL, Cisco Systems, Lucent Technologies, Marconi, Nortel Networks and Tellabs. Despite the number of customers that DiCon had, there are a limited number of very large customers that account for the majority of purchases in the industry worldwide. The Company’s three largest customers accounted for approximately 33.4% during 2002.

9.	Back Orders and Payments Terms.

     DiCon’s back orders, which represents the aggregate of the sales price of orders received from customers but not yet recognized as revenue, was approximately $1.9 million and $3.9 million on March 31, 2003 and 2002, respectively. Currently, the Company is quoting lead times of three to four weeks for delivery of most of its products. Back orders are subject to possible changes by customers related to quantities of ordered products, their specification and delivery dates. While DiCon believes that its back orders are firm, there are certain circumstances under which orders may be cancelled by the customer. DiCon also may elect to permit cancellation of orders without penalty where management believes it is in the Company’s best long-term interest to do so. Considering that DiCon’s back orders are small in relation to its revenue, they are not expected to have a material impact on the Company’s future financial performance.

     DiCon does not provide extended payment terms to its customers and does not carry significant amounts of finished goods for its customers. Its product return rate is low (approximately one percent, typically due to manufacturing defects occurring within the warranty period which is normally one year from the shipment date).

10.	Inventory.

     DiCon’s inventory consists of raw material, work in process and finished goods.

     Beginning in January 2001, as the industry entered its downturn and consolidation phase, various customers cancelled existing orders. In some cases, DiCon was able to recover a portion of its costs through subsequent transactions with these customers. However, the Company also incurred costs associated with obsolete inventory and cancelled orders. For the year ended March 31, 2003, DiCon has written off $4.1 million of surplus or obsolete inventory as compared to $9.2 million in the prior year. The Company assesses its inventory position on a monthly and quarterly basis based on its then current forecasts. DiCon attempts to mitigate the impact of such corrections by maintaining close, proactive relationships with its major customers to obtain as much information about each customer’s needs as possible.

11.	Sources and Availability of Raw Materials.

     DiCon has no critical raw materials available only from a single supplier. GRIN lenses constitute the most critical of raw materials and, until recently, were externally supplied. Historically, DiCon carried approximately six months of inventory of GRIN lenses. With the Company’s newly developed capability to manufacture GRIN lenses, DiCon is largely self sufficient in this product and is currently one of only three known suppliers of GRIN lenses in the world for other component manufacturers.

12.	Research and Development.

     Since its formation, DiCon has been active in the development of new, commercially viable technologies. As of March 31, 2003, the Company had 22 patents granted and 10 pending in the United States. In order to achieve its position in the marketplace, DiCon spends a substantial proportion of its financial resources on research and development (“R&D”). These expenditures are expensed as incurred. During the last three fiscal years, DiCon’s R&D expenses were as follows:

	FY Ended	FY Ended	FY Ended

	March 31, 2003	March 31, 2002	March 31, 2001

Total Amount (000’s)	$13,178	$16,659	$20,580
Percentage of Net Sales	63.6%	23.6%	12.6%

13.	Competition.

     The markets in which DiCon sells its products are highly competitive. The Company’s overall competitive position depends on a number of factors, including:

Product features, specifications and reliability

Strength of customer relationships

Breadth of product lines

Delivery times and manufacturing capacity

Selling price

Timing of new product introduction

     DiCon believes that its principal competitors are passive optical component manufacturers such as JDS Uniphase, Avanex and Corning, as well as the internal manufacturing divisions of some of its large customers.

14.	Employment.

     As of March 31, 2003, DiCon had 221 employees in the US and Global had 157 employees in Taiwan.

15.	Financial Information by Geographic Areas.

     DiCon sold its products to customers within and outside the United States as indicated below:

	FY Ended	FY Ended	FY Ended

Revenues (in 000’s)	March 31, 2003	March 31, 2002	March 31, 2001

Within the US	$13,671	$46,313	$117,894
Outside the US	7,064	24,300	45,900

Total	$20,735	$70,613	$163,794

     The majority of the Company’s long-lived assets are located in the United States. Long-lived assets consist primarily of long-term investment property, plant, and equipment, net of accumulated depreciation and deposits. The following represents the geographic location of long-lived assets:

(in 000’s)	March 31, 2003	March 31, 2002	March 31, 2001

Within the US	$56,532	$65,174	$59,985
Outside the US	12,278	13,322	14,964

Total	$68,810	$78,496	$74,949

16.	Protection of the Environment.

     DiCon’s compliance with federal, state and local provisions regulating the discharge of materials into the environment does not and is not expected to have a material effect on the Company’s capital expenditures, earnings and competitive position.

(c)	Risk Factors.

     Any investment in DiCon’s Common Stock involves a high degree of risk. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that it currently considers immaterial may also adversely affect its business. DiCon’s business condition, operations and prospects could be materially harmed by any of the following risks.

     Risks Related to Fiberoptics Industry

     DiCon is currently losing money, and DiCon’s future return to profitability requires growth in the demand for fiberoptic networks and additional capital spending by the service providers.

     DiCon’s primary business is to manufacture and sell components used in optical networking equipment. The sale of optical networking equipment depends not only on consumer demand for access but also on service providers’ ability to raise capital required to pay for the networks. After a period of over expansion by the service providers, almost all of the service providers worldwide have substantially reduced capital expenditures to allow excess capacity to be absorbed by the continuing growth in traffic, and for the service providers to restore their financial strength. This has resulted in a severe and unprecedented decline in demand for optical components supplied by DiCon and its competitors. DiCon has incurred net losses over the past two years due to these market conditions. Limits to the continued growth of traffic on the networks or to the carriers’ ability to restore their financial strength may restrict the market for DiCon’s components and for those of DiCon’s competitors. Furthermore, DiCon may not be able to reduce costs sufficiently at present levels of sales to return to profitability. If the market does not recover at some point in the future, DiCon may not be able to return to profitability and may suffer material adverse effects on its business condition, operations and prospects.

     DiCon faces increasing competition in the fiberoptics markets that could adversely affect its revenues and gross margins, or cause it to lose market share.

     Several of DiCon’s larger customers also design and manufacture components similar to those the Company provides to them. It is possible that these customers will favor their own products over DiCon’s for their internal needs or compete with DiCon for sales to other customers.

     Over the past several years, strong demand for fiberoptics components by equipment manufacturers has encouraged a large number of new companies to compete with established components providers such as DiCon. The entry of these new competitors was facilitated by the fundamental changes in technology needed to produce many components as the desired characteristics of the components evolve. Such new technologies can eliminate the technological advantages of incumbent suppliers. In addition, before the downturn, the enthusiasm of investors for manufacturers of optical equipment for communications facilitated the access of considerable funds to many start-ups, which allows them to set pricing below manufacturing costs to gain market share as they try to gain a foothold in the industry. As a result, today there is a severe over capacity in the industry to produce components. This competition could adversely impact the Company’s future revenues and gross margins.

     The price of optical networking components declines steadily after their introduction. These decreases may cause a decline in DiCon’s revenues and gross margins.

     The optical networking equipment industry continues to experience declining average selling prices as a result of greater competition and a significant reduction in spending for infrastructure projects. DiCon anticipates that average selling prices will continue to decrease in the future in response to product introductions by competitors and price pressures from large customers. Unless DiCon is able to reduce its costs sufficiently, these decreases will contribute to a decline in DiCon’s total revenues and gross margins, which would adversely affect its results of operations.

     Risks Related to the Company’s Business

     DiCon faces challenges in remaining technologically competitive, hiring and managing qualified personnel, and planning for the future.

     The continued competitiveness of DiCon requires the successful design and manufacture of an ever increasing number of different components, either because new functions are sought or because the evolving specifications of existing components require changes in product design and manufacturing methods. Often these new products require the mastery of entirely new materials and processes as well as the integration of different types of processes.

     DiCon’s need to develop innovative new products requires that DiCon be able to attract and retain a sufficient number of specially qualified engineers.

     In addition to hiring, training and retaining its work force, there are a number of challenges faced by DiCon in managing its business. These challenges include the effective management of manufacturing facilities both in the U.S. and Taiwan, successful design and timely introduction of new products to the market, investments in research and development including material processing and engineering core technologies, and expansion of sales to different geographical areas and new customers. Failure to meet these challenges in any single area may impact the Company’s future operating activities.

     Finally, while DiCon remains a privately held corporation, many of its larger competitors are publicly traded and therefore may have greater access to capital. This capital may better allow them to survive the downturn or to acquire other companies and benefit rapidly from these acquired technologies and product lines. The Company’s inability to raise future capital may prevent it from remaining technologically competitive.

     DiCon depends on a small number of large customers for a significant portion of its revenues. The loss of, or a significant reduction in, sales to these customers may adversely affect its revenues and operating results.

     While the mix of these leading customers changes over time, the dominance of a few network equipment providers in their markets and DiCon’s success in securing important sales to them imply that an important fraction of DiCon’s revenues will continue to come from a relatively small number of customers. Any further severe reduction in sales to one of these customers could adversely affect DiCon’s revenues and cash flow.

     Although the Company has not suffered material credit losses to date, it may do so in the future.

     The telecommunications industry is currently undergoing rapid downsizing. These changes may result in a lack of liquidity or bankruptcy of some of DiCon’s customers during this period of market adjustment. If one or more of these significant customers were to experience financial difficulties, or a significant number of smaller customers were to do so, revenues and operating activities of the Company would be adversely impacted.

     DiCon depends on key personnel to manage its business effectively in a rapidly changing market and if the Company is unable to retain these personnel, its ability to develop, manufacture and market its products could be harmed.

     DiCon’s future success depends on the continued services of its executive officers, particularly Dr. Ho-Shang Lee, and other key personnel. None of these employees are bound by an employment agreement for any specific term and these personnel may terminate their employment at any time. In addition, DiCon does not maintain “key person” life insurance on any of its employees.

     Although the Company is investing in research and development activities for the development of future products, these products may never make it to commercial production. DiCon may fail to commercialize new product lines, which would adversely affect its revenues and results of operations.

     These future products may never make it to commercial production due to:

changes in customer demand;

technological developments that make these products less competitive;

evolving industry standards;

allocation of its limited resources to other products or technologies; or

lack of sufficient funding.

     If DiCon incurs significant expenses developing products that it does not produce commercially, or if it selects the wrong products or technologies for commercial production, its revenues and results of operations, business conditions and prospects could be adversely affected.

     Sales of DiCon’s products are subject to cancellation or deferment.

     Many of the Company’s customers purchase its products under individual purchase orders and may cancel or defer purchases on short notice without significant penalty. Decreases in purchases, cancellations of purchase orders or deferrals of purchases may have a material adverse effect on the Company’s financial condition and results of operations.

     From time to time the Company acquires raw materials in anticipation of future orders from existing customers in order to meet anticipated delivery requirements of those customers. Some of these materials may be unique to those customers and such orders may not materialize, or may not materialize in the quantity or at the time anticipated. The Company may therefore incur certain costs associated with excess raw materials from time to time.

     DiCon may have difficulty securing additional or adequate funds and loans for operating and capital needs.

     DiCon expects to finance its operations through current balances of liquid assets, internally generated funds, short or long-term borrowings from banks or other sources, potential additional equity issuances involving common or preferred stock, or a combination of these sources. DiCon is currently unprofitable. Therefore, DiCon cannot be sure that it will be able to secure funding from any of the above-referenced sources or, even if secured, that the proceeds will be sufficient to meet its operating and capital requirements. If adequate funds are not available, DiCon may not be able to execute its business plans and its ability to compete effectively may be substantially diminished. This would have material adverse consequences to DiCon and its shareholders.

     Further, incremental borrowings will subject DiCon to additional risks, including the potential consequences of failing to make required payments or to comply with affirmative or negative covenants. Interest payments associated with any borrowings will reduce earnings and the amount of internally generated funds available for capital requirements.

     Issuance of additional equity securities may result in dilution of existing stockholders’ interest in DiCon. Issuance of any preferred class of equity may also give rise to additional risks comparable to those associated with borrowings as described above.

     The Company’s headquarters in Richmond, California, is financed with a mortgage loan with a balloon payment due in November 2004. The Company expects to refinance the mortgage loan at that time. It may not be possible to do so, especially if the Company continues to be unprofitable. If the Company cannot refinance the mortgage loan, it may suffer substantial economic loss.

     If DiCon does not maintain acceptable manufacturing yields, product delivery schedules and product reliability, its operating results could suffer.

     The manufacture of DiCon’s products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Changes in the Company’s manufacturing processes or those of its suppliers could significantly reduce the Company’s manufacturing yields and product reliability. Because the majority of DiCon’s manufacturing costs are relatively fixed, manufacturing yields are critical to the Company’s results of operations. Lower than expected production yields could delay product shipments and impact gross margins.

     DiCon’s products are complex and new products may take longer to develop than originally anticipated. If the Company does not introduce new products in a timely manner, it will not obtain incremental revenues from these products or be able to replace more mature products with declining revenues or gross margins.

     In order to adjust to declining demands for its products, the Company has made continuous efforts to reduce its workforce and trim back its operating expenses. If the Company is not successful in managing the necessary changes in its processes to adjust for the loss of this workforce, its manufacturing yields, product delivery schedules and/or product reliability could suffer.

     The Company’s operations could be disrupted by natural disasters that would seriously harm its operations.

     The Company’s facilities are susceptible to damage from natural disasters such as earthquakes and typhoons as well as from fire, floods, loss of power or water supply, telecommunications failures and similar events. Its research and development activities, manufacturing, corporate headquarters and other critical business operations are located in California and Taiwan. Any loss of its facilities could disrupt its operations, delay production and shipments and result in significant expense to repair and replace its facilities.

     DiCon may incur costs and experience disruptions complying with environmental regulations.

     The Company handles minor amounts of hazardous materials as part of its manufacturing activities. Although DiCon believes that it has complied with all applicable environmental regulations in connection with its operations, it may be required to incur environmental remediation costs to comply with current or future environmental laws.

     Risks Related to Intellectual Property

     DiCon may become involved in intellectual property disputes and litigation that could subject it to litigation, divert time and attention of its management and prevent it from selling its products, which could adversely affect its business and operating activities.

     DiCon may from time to time become involved in various lawsuits and legal proceedings concerning invasion of intellectual property, including patents. These disputes are protracted and expensive when they occur and their outcome is unpredictable. The Company intends to protect its intellectual property aggressively and from time to time it may file lawsuits against parties that it believes are infringing its intellectual property rights. Even if favorable results are obtained, any litigation that the Company initiates, or to which it is subject, could result in significant expenses for DiCon and require significant involvement of its senior management. It may divert management’s attention from its business and operations and could subject the Company to counterclaims. Litigation is subject to inherent uncertainties, and adverse results may negatively affect DiCon’s operating results, financial condition or reputation.

     It is possible, based in part on the size and sophistication of the Company’s competitors and the history of rapid technological advances in its industry, that several competitors may have patent applications in progress in the United States or in foreign countries that, if issued, could relate to the technologies or processes used in DiCon’s products. If such patents were to be issued, the patent holders or licensees may assert infringement claims against DiCon or claim that the Company has violated other intellectual property rights. In addition, DiCon may have failed to discover existing domestic or international patents that could apply to its product design or manufacturing process. These claims and any resulting lawsuits, regardless of their merits, could be time consuming and expensive to resolve and would divert management time and attention. If DiCon is unsuccessful in defending a lawsuit, it could be forced to do one or more of the following, any of which could adversely affect its business:

stop selling, incorporating or using its products that use the disputed intellectual property;

obtain from third parties a license to sell or use the disputed technology, which license may not be available on reasonable terms, or at all; or

redesign its products that use the disputed intellectual property.

     DiCon may not be able to protect its proprietary technology, which could adversely affect its ability to generate revenues.

     DiCon regards substantial elements of its technology as proprietary and attempts to protect these elements by relying on patent, trademark, service mark, copyright and trade secret laws. It cannot be certain that its pending patent applications will be approved, that any patents that may be issued will protect its intellectual property or that any issued patents will not be challenged by third parties. Other parties may independently develop similar or competing technology or design around patents that may be issued to DiCon. Additionally, the Company cannot be certain that the steps it has taken will prevent the misappropriation of its intellectual property, particularly in foreign countries where the laws may not protect the Company’s proprietary rights as fully as in the United States. Such misappropriations could adversely affect the Company’s business and its ability to generate revenues.

     Necessary licenses of third-party technology may not be available to the Company or may be very expensive, which could adversely affect DiCon’s ability to develop, manufacture and sell new products or product enhancements.

     While the Company to date has not been required to license technology from third parties to manufacture its products, it may in the future introduce new products or product enhancements that require such licenses. The Company cannot be certain that third-party licenses will be available to it on commercially reasonable terms, or at all. The inability to obtain third-party licenses required to develop new products and product enhancements could require the Company to obtain substitute technology of lower quality or performance standards or at greater cost, which in either case could adversely affect its ability to develop, manufacture and sell these products.

     Risks Related to DiCon Common Stock

     DiCon may remain a private company, which could adversely affect the Common Stock.

     There is no public market for DiCon’s common stock. Accordingly, shareholders should be prepared to hold their investment in a private company with no liquidity. Unless DiCon becomes a publicly traded company at some future date, the marketability of its common stock is extremely limited and governed by the terms of the Buy-Sell Agreement.

     There will be state and federal securities law restrictions on transfer of the Common Stock.

     The Company’s common stock has not been registered under the Securities Act of 1933 or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act of 1933 and applicable state securities laws.

     Risks Relating to Arthur Andersen LLP

     Arthur Andersen LLP, which audited DiCon’s financial statements for the year ended March 31, 2001, was convicted on June 15, 2002, of federal obstruction of justice arising from the government’s investigation of Enron Corp. Due to the publicly announced troubles of Arthur Andersen LLP, the Company selected PricewaterhouseCoopers LLP as the Company’s independent accountants as of and for the year ended March 31, 2002. Subsequent to the issuance of the consolidated financial statements for the year ended

March 31, 2001, the Company identified certain adjustments that were necessary in order to correct errors in the financial statements as of March 31, 2001. The errors related to the conversion and settlement of the phantom stock plan and the introduction of two new equity incentive plans. Details of the restatement of previously reported results (unaudited) can be found in Note 3 of the consolidated financial statements presented herein. The errors identified do not impact previously reported net income for the year ended March 31, 2001. The consolidated financial statements for the year ended March 31, 2001, have been restated to reflect the correcting adjustments and reclassifications.

     Management of the Company requested Arthur Andersen LLP to reissue their opinion on the consolidated financial statements as of and for the year ended March 31, 2001, to include the correcting adjustments; however, they were unable to reissue their opinion since the personnel assigned to this audit were no longer employed by Arthur Andersen LLP as of the date of the proposed reissuance. Due to the inability of Arthur Andersen LLP to reissue their opinion on the consolidated financial statements as of and for the year ended March 31, 2001, the consolidated financial statements as restated and presented herein are unaudited.

     DiCon may have no effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission in these financial statements.

     DiCon’s inability to include in future registration statements financial statements as of and for the year ended March 31, 2001, which were audited by Arthur Andersen LLP or to obtain Arthur Andersen LLP’s consent to the inclusion of their previously issued report on the Company’s financial statements may impede the Company’s access to the capital markets.

     Should DiCon seek to access the public capital markets, SEC rules will require DiCon to include or incorporate by reference in any prospectus three years of audited financial statements. This means that DiCon would be unable to access the public capital markets until DiCon’s audited financial statements for the fiscal year ending March 31, 2004, become available, unless PricewaterhouseCoopers LLP, DiCon’s current independent accounting firm, or another independent accounting firm, is able to audit the financial statements originally audited by Arthur Andersen LLP.

     The preparation of the Company’s consolidated financial statements requires estimates and judgments by management of the Company. Actual results may differ from these estimates which could impact operating results.

     The consolidated financial statements of the Company contain estimates associated with reserves and allowances that are based on management’s judgment at the time of preparation of the consolidated financial statements. These reserves and allowances could differ from those estimated by management based on actual results that could negatively impact the Company’s operating results in future periods. Accounts affected by these estimates include inventory (for anticipated excess and obsolete inventory), estimate for losses on future rent (for buildings abandoned by the Company for which it is obligated under long term leases), allowances for bad debt, and gains (losses) on dissolution of joint venture. The Company also reported a valuation allowance for deferred tax assets due to the reduction in the Company’s forecasts of future taxable income. The Company has recorded total net deferred tax assets as of March 31, 2003, only to the extent of recoverable income taxes.

     DiCon is controlled by certain shareholders who could delay or prevent a change in its corporate control.

     Management and director shareholders beneficially own a majority of the outstanding shares of DiCon’s common stock. Accordingly, management has effective control of DiCon, with the ability to approve certain fundamental corporate transactions, including mergers, consolidations and sales of assets, public offerings and to elect a majority of its Board of Directors.

Item 2. Properties.

     DiCon conducts research, development, manufacturing and direct marketing at its headquarters in Richmond, California. DiCon owns the 200,000 square-foot facility in Richmond located on a 28-acre parcel of land. DiCon can build an additional 200,000 square-feet of buildings on the site under the approved development plan.

     DiCon, through its subsidiary, Global, also operates a manufacturing and sales facility in Kaohsiung, Taiwan. Global owns the 88,000 square-foot facility. This facility consists of two floors in a seven-story building. Additional space may be readily available if expansion is required. The facility is located in an industrial park on land leased from the Government of Taiwan. The existing 10-year land lease expires in 2011, and is renewable. The annual rental is 5% of the prorata share of the value of the land. For the year ending March 31, 2003, the rental is expected to be approximately $13,000.

     In mid 2001, DiCon moved from its leased facilities in Berkeley, California, to its newly owned facility in Richmond, California. At the time of the move, DiCon leased 93,000 square feet of space in Berkeley with remaining terms of one to four years. As of March 31, 2002, the Company had terminated one lease and reserved an estimated liability for remaining costs, net of estimated sublease income, in the amount of $1.8 million.

     Prior to the end of the 2002 fiscal year, the Company terminated four of the leases for leased facilities and vacated another 50,000 square feet of leased space in Richmond, California. As a result, an additional charge of $512,000 related to the consolidation of existing excess leased space was generated. The Company’s estimate of the liability for the remaining costs of these leases is subject to change depending on the length of time required to sublease the properties and the rates at which the properties may be subleased. As of March 31, 2003, the reserve for future lease expenses, net of expected sublease income, is $519,000, and is included in accounts payable and accrued liabilities in the Consolidated Balance Sheets.

     As of March 31, 2003, DiCon’s future (gross) commitments under all leases are as follows:

Fiscal Year Ending March 31,	(000's)
2004	$502
2005	409
2006	199
2007	21
2008	21
Thereafter	57

$1,209

     While DiCon is making a concerted effort to obtain subleases for these facilities, there can be no certainty that DiCon will be able to sublease any of the remaining space under current market conditions for rental space in the Northern California Bay Area.

Item 3. Legal Proceedings.

     DiCon is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of DiCon’s security holders during the fourth quarter of the fiscal year ended March 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

(a) Market Information.

     There is no established public trading market for DiCon common stock. In the absence of a public market, the fair value of DiCon common stock is determined by DiCon’s Board of Directors.

(b) Holders of DiCon Common Stock.

     There are approximately 412 holders of DiCon common stock as of March 31, 2003.

(c) Dividends.

     DiCon declared a dividend of $0.00743 per share on its common stock on June 10, 2000. DiCon has not declared a dividend since June 2000. DiCon does not currently intend to pay dividends on its common stock in the foreseeable future.

(d) Securities Authorized for Issuance under Equity Compensation Plans.

Equity Compensation Plan Information

(c)
Number of Securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under equity
Plan category	be issued upon exercise	exercise price of	compensation plans
Equity Compensation Plans	of outstanding options,	outstanding options,	(excluding securities
Approved by Shareholders	warrants and rights	warrants and rights	reflected in column (a))
(1)	(shares)	($)	(shares)

Employee Stock Option Plan (ESOP)	4,770,943 (2)	$3.81	7,068,257 (2)
Employee Stock Purchase Plan (ESPP) (3)	1,002,818 (3)	$2.75	1,987,421 (3)

(1)	DiCon has no equity compensation plans that are not approved by shareholders.

(2)	The maximum number of shares that may be issued pursuant to options granted under the ESOP is 11,840,000. As of March 31, 2003, 11,052,306 options were granted, 800 options were exercised and 6,280,563 options terminated under the ESOP.

(3)	The maximum number of shares that may be issued under the ESPP is 3,230,000 which includes shares issued pursuant to the Global Fiberoptics Profit Distribution Sharing Plan Alternative. As of March 31, 2003, 1,242,579 shares were issued under the ESPP and DiCon exercised the option to repurchase 239,761 shares upon employment termination.

Item 6. Selected Financial Data.

     The following selected condensed consolidated statement of operations data for each of the two fiscal years ended March 31, 1999 and 2000, are derived from DiCon’s unaudited financial statements. The data for the fiscal year ended March 31, 2001, are derived from DiCon’s unaudited and restated financial statements. The data for the fiscal years ended March 31, 2002 and 2003, are derived from DiCon’s financial statements audited by PricewaterhouseCoopers LLP. The historical selected financial information may not be indicative of DiCon’s future performance and should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this document.

	Fiscal Years Ended March 31,
	2003	2002	2001	2000	1999
			(unaudited &	(unaudited)	(unaudited)
			restated)
			(1)

Condensed Consolidated Statement of Operations:
(in thousands, except per share data)
Net sales	$20,735	$70,613	$163,794	$53,378	$22,765
Gross profit	(3,578)	24,765	107,030	28,303	10,979
Income (loss) from operations	(25,973)	(6,197)	53,151	12,099	4,908
Net income (loss)	(23,187)	(3,109)	38,593	7,174	3,740
Net income (loss) per share:
Basic	(0.21)	(0.03)	0.36	0.07	0.04
Diluted	(0.21)	(0.03)	0.35	0.07	0.03
Weighted average shares outstanding:
Basic	111,068	108,458	105,875	108,400	108,400
Diluted	111,068	108,458	110,115	110,650	110,850

	Fiscal Years Ended March 31,
	2003	2002	2001	2000	1999
			(unaudited &	(unaudited)	(unaudited)
			restated)

Condensed Consolidated Balance Sheet:
(in thousands)
Working capital	$25,425	$29,076	$1,530	$(1,665)	$10,068
Total assets	106,142	136,466	143,486	49,479	20,909
Long term liabilities	31,598	40,244	10,887	2,925	3,875
Shareholders’ equity	63,376	76,218	75,488	20,750	13,035

(1) Subsequent to the issuance of the consolidated financial statements as of and for the year ended March 31, 2001, the Company identified certain adjustments that were necessary in order to correct errors in those consolidated financial statements. The errors related to the conversion and settlement of the phantom stock plan and the introduction of two new equity incentive plans. Neither the errors identified nor the reclassifications impact previously reported net income for the year ended March 31, 2001. These consolidated financial statements for the year ended March 31, 2001, have been restated to reflect the correcting adjustments and reclassifications. See Note 3 of the Consolidated Financial Statements presented herein for the detail of the impact of the correcting adjustments to the Consolidated Balance Sheet as of March 31, 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

     DiCon’s communications products include Wavelength Division Multiplexers (“WDMs”), amplifier components, switches and attenuators, MEMS devices and modules. Its measurement products include variable attenuators, tunable filters, and test instruments. DiCon markets and sells its products worldwide through its direct sales force, its subsidiary Global and through selected distributors.

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

     Beginning in January 2001, as the industry entered its downturn and consolidation phase, various customers cancelled existing orders. In some cases, DiCon was able to recover a portion of its costs through subsequent transactions with these customers. However, the Company also incurred substantial costs associated with obsolete inventory and cancelled orders. During the fiscal year ended March 31, 2003, DiCon has written off $4.1 million of obsolete inventory as compared to $9.2 million in the prior year.

     In 2001, DiCon relocated its operations from leased facilities in Berkeley, California, to a newly owned 200,000 square feet facility in Richmond, California, which currently contains all of DiCon’s domestic manufacturing, R&D, sales and administration operations. DiCon has continued its efforts to consolidate its operations from different facilities in Berkeley and Richmond, California. The Company has terminated four of its leased facilities. The Company has reduced the reserve for future lease expenses for unused premises, net of estimated sublease income, from $1.8 million as of March 31, 2002, to $519,000 as of March 31, 2003.

     DiCon began its overseas manufacturing operations at its 44,000 square foot WDM product assembly facility in Kaohsiung, Taiwan in January 2000. This facility subsequently has been expanded through the purchase of an additional 44,000 square feet of space adjacent to the original facility. Although DiCon owns a condominium interest in the building, it is located on a ground lease that extends through 2011. The ground lease may be renewed indefinitely, and there is no penalty for early cancellation, except for forfeiture of the owned facility.

     DiCon’s cost of goods sold consists primarily of the cost of direct materials, labor and manufacturing overhead associated with products sold, as well as production start up costs. As demand changes, DiCon attempts to manage its manufacturing capacity to meet demand for existing and new products; however, a certain portion of its costs are fixed and as volumes decrease, these expenses are difficult to reduce proportionately, if at all.

     Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to consultants and outside service providers, material and equipment costs, and other expenses related to the design, development, testing and enhancement of DiCon’s fiberoptic products. DiCon expenses all of its research and development costs as incurred and does not capitalize any research and development expenditures except for equipment which has a useful life longer than one year and is useful for purposes other than the current research and development project. DiCon believes that research and development is critical to strategic product development and expects to continue to devote significant resources to product research and development, even in the face of decreased demand and a slow economy. DiCon expects its research and development expenses to fluctuate both in absolute dollars and as a percentage of sales based on its perceived need for, and expected return from, its research and development efforts.

     Selling, general and administrative expenses include salaries, benefits, commissions, product promotion and administrative expenses. DiCon expects these expenses to continue to be substantial as the Company strives to sustain its market share in the fiberoptic component manufacturing business.

     DiCon maintains an Employee Stock Option Plan and an Employee Stock Purchase Plan as a means of motivating its employees to make a tangible contribution towards achieving its corporate objectives. See Note 11 of the Consolidated Financial Statements presented herein for more information regarding these plans. In September 2002, DiCon suspended the sale of DiCon shares to employees under the Employee Stock Purchase Plan.

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

     Revenue recognition

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

     Allowances for doubtful accounts

     The Company performs ongoing credit evaluations of its customers. Allowances for doubtful accounts for estimated losses are maintained resulting from the inability or unwillingness of customers to make required payments. When the Company becomes aware that a specific customer is unable to meet its financial obligations, such as bankruptcy or deterioration in the customer’s operating results or financial position, the Company records a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. The Company is not able to predict changes in the financial condition of customers, and if circumstances related to the Company’s customers deteriorate, estimates of the recoverability of trade receivables could be materially affected and the Company may be required to record additional allowances. Alternatively, if the Company provides for more allowances than needed, the Company may reverse a portion of such provisions in future periods based on actual collection experience.

     Warranty accrual

     The Company normally provides warranties for its products for one year. The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. Because the Company’s products are manufactured, in most cases, to customer specifications and their acceptance is based on meeting those specifications, the Company historically has experienced minimal warranty costs. Estimates of the costs of warranty obligations are based on the Company’s historical experience of known product failure rates, use of materials and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should the Company’s actual experience relative to these factors differ from estimates, the Company may be required to record additional warranty reserves. Alternatively, if the Company provides more reserves than needed, the Company may reverse a portion of such provisions in future periods.

     Inventory valuation

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

     Property, plant and equipment

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

     Deferred taxes

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

     Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was effective for years beginning after December 15, 2001. SFAS No. 144 supersedes FASB Statement No. 121 and parts of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions Relating to Extraordinary Items.” However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002. The Company has included additional disclosure in accordance with FIN 45 in Note 16 to the Company’s audited consolidated financial statements included elsewhere in this report. The Company believes the adoption of this standard will not have a material impact on its consolidated financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure - an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended March 31, 2003 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended June 30, 2003. The Company did not elect to adopt the fair value method of accounting for stock-based employee compensation and, accordingly, the adoption of this standard had no material impact on its consolidated financial position, results of operations or cash flows. The Company has included such additional disclosures in accordance with SFAS No. 148 in Note 2 to the Company’s audited consolidated financial statements included elsewhere in this report.

     In January 2003, the EITF issued Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. This EITF establishes the criteria for recognizing revenue in arrangements when several items are bundled into one agreement. EITF 00-21 does not allow revenue recognition unless the fair value of the undelivered element is available and the element has stand-alone value to the customer. EITF 00- 21 also provides guidance on allocating the total contract revenue to the individual elements based upon the available fair value of each deliverable. The Company does not expect the implementation of this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity, if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes the adoption of FIN 46 will not have a material impact on its consolidated financial position, results of operations or cash flows.

     Results of Operations

	Years Ended March 31,
	2003		2002		2001
					(unaudited & restated)
					See Note 1 in Selected
					Financial Data

	$	%	$	%	$	%
Consolidated Statement of Operations:
(in thousands and as a percentage of net sales)
Net sales	$20,735	100.0%	$70,613	100.0%	$163,794	100.0%
Cost of goods sold	24,313	117.3%	45,848	64.9%	56,764	34.7%

Gross (loss) profit	(3,578)	(17.3%)	24,765	35.1%	107,030	65.3%
Selling, general and administrative expenses	9,217	44.5%	14,847	21.0%	31,198	19.0%
Research and development expenses	13,178	63.6%	16,659	23.6%	20,580	12.6%
(Gain) loss on dissolved joint venture	—	0.0%	(544)	(0.8%)	2,101	1.3%

	22,395	108.0%	30,962	43.8%	53,879	32.9%

(Loss) income from operations	(25,973)	(125.3%)	(6,197)	(8.7%)	53,151	32.4%
Other income (expense)	(3,392)	(16.3%)	(2,129)	(3.0%)	2,173	1.3%

(Loss) income before income taxes	(29,365)	(141.6%)	(8,326)	(11.7%)	55,324	33.8%
Income tax benefit (provision)	6,178	29.8%	5,217	7.4%	(16,731)	(10.2%)

Net (loss) income	$(23,187)	(111.8%)	$(3,109)	(4.4%)	$38,593	23.6%

     Financial Results

     Net Sales

     During the fiscal year ended March 31, 2003, the Company reported $20.7 million of net sales, a 70.7% reduction from the previous year. Also, net sales declined 43.1% from $163.8 million in the fiscal year ended March 31, 2001, to $70.6 million in the fiscal year ended March 31, 2002. These declines reflected the overall decline in the demand for fiberoptics components and test equipment by telecommunications equipment vendors, the Company’s primary customers, as well as increased competition for the remaining business opportunities.

     In the fiscal year ended March 31, 2003, the Company recorded revenue from cancellation of prior supply agreements with customers of $1.2 million compared with $7.5 million in cancellation revenue from this source in the same period of the prior year. This revenue represents actual cash payments received during the periods.

     In the fiberoptic communications industry, the pace of technological change is dramatic. Specific products have a relatively short product life, although basic product designs may have a substantial life. Generally, customers expect that prices will decline 10% to 25% per year for comparable products from DiCon and from its competitors. In the current period of significant excess capacity, the pressure to reduce average selling prices may even be greater. DiCon seeks to offset this trend through new product introductions with higher average selling prices and through aggressive programs to improve manufacturing yields and reduce costs. There is no certainty that these programs will be successful to offset the pricing pressure from customers in the future. Historically, DiCon’s increased revenues were mainly due to increased volumes of production rather than increases in average selling prices. For the fiscal year ended March 31, 2003, the declining revenues were due both to a decline in selling prices and to a significant decline in the volume of goods shipped.

     Net sales to customers in the United States accounted for $13.7 million, $46.3 million and $117.9 million of total net sales, or 66%, 65% and 72%, for the years ended March 31, 2003, 2002 and 2001, respectively.

     Despite the fact that the Company had over 300 customers in the year ended March 31, 2003, there are a limited number of very large customers that account for the majority of purchases in the industry worldwide. As of and for the years ended March 31, the Company experienced the following concentrations with sales and accounts receivables.

	Years Ended March 31,
	2003	2002	2001

Percentage of revenue for 3 largest customers	33.4%	33.6%	47.2%
No. of customers accounting for over 10% of net sale	1	2	4
No. of customers accounting for more than 10% of account receivables balance	2	1	1

     Sales to DiCon’s leading customers vary significantly from year to year and DiCon does not have the ability to predict future sales to these customers. However, if the downturn in the telecommunications industry continues, DiCon expects telecommunications carriers to continue their current levels of capital spending, which will further affect DiCon’s sales.

     Cost of Goods Sold and Gross Margin

     Costs of goods sold declined 47% from $45.8 million in the fiscal year ended March 31, 2002, to $24.3 million in the fiscal year ended March 31, 2003. Gross margin as a percentage of net sales was negative 17.3% in the fiscal year ended March 31, 2003, compared to 35.1% in the fiscal year ended March 31, 2002, and 65.3% in the fiscal year ended March 31, 2001.

     The decrease in gross margin in the fiscal year ended March 31, 2003, from the fiscal year ended March 31, 2002, was primarily attributable to reductions in sales volume coupled with a continued decline in average selling prices, a lower margin product mix due to lower sales of high-margin components, and $4.1 million of write-downs of excess and obsolete inventories in fiscal year ended March 31, 2003, or 19.8% of total net sales, compared to $9.2 million, or 13% of total net sales, in the fiscal year ended March 31, 2002.

     Gross margin decreased in the fiscal year ended March 31, 2002, from the fiscal year ended March 31, 2001, primarily due to inventory write-downs, and reductions in sales volume along with a continued decline in average selling prices.

     Gross margin can be affected by a number of factors, including product mix, customer mix, applications mix, product demand, pricing pressures, manufacturing constraints, higher costs resulting from new production facilities, and product yield. Considering these factors, gross margin fluctuations are difficult to predict and there can be no assurance that we will achieve or maintain gross margin percentages at historical levels in future periods.

     Compensation expense related to the Company’s stock compensation plans has been reflected in the Statement of Operations and Comprehensive Income (Loss) for the years ended March 31, 2003, 2002 and 2001 as follows:

	Years Ended March 31,
(in thousands)	2003	2002	2001
			(unaudited)

Cost of goods sold	$157	$293	$4,115
Selling, general and administrative expenses	957	1,068	15,051
Research and development expenses	314	562	7,903

	$1,428	$1,923	$27,069

     Operating Expenses

     Selling, general and administrative.

     Selling, general and administrative (“SG&A”) expense was $9.2 million in the fiscal year ended March 31, 2003, compared to $14.8 million in the fiscal year ended March 31, 2002, and $31.2 million in fiscal year ended March 31, 2001. The decrease in SG&A was primarily due to lower personnel-related expenses resulting from the reductions of workforce, and lower commission expenses following the decline in sales.

     The increase in SG&A expense as a percentage of total net sales in fiscal 2003 was due to the Company’s net sales declining more rapidly than its SG&A spending.

     Research and development.

     Research and development (“R&D”) expense was $13.2 million in the fiscal year ended March 31, 2003, compared to $16.7 million in fiscal year ended March 31, 2002, and $20.6 million in the fiscal year ended March 31, 2001. The decrease in R&D spending reflects the cost reductions resulting from the elimination of certain product development programs and workforce reductions. The increase in R&D expense as a percentage of total net sales was due to the Company’s net sales declining more rapidly than its R&D spending. Future expenditures are expected to fluctuate both in absolute dollars and as a percentage of revenue based on the need to invest in new research and development in order to remain competitive in this rapidly changing industry.

     Loss (Gain) on Dissolved Joint Venture

     In February 2000, DiCon and Lucent Technologies Inc. (now Agere Systems Inc.) created a joint venture (LD Fiberoptics LLC) for the purpose of jointly developing advanced fiberoptic components. In December 2000, the parties mutually agreed to terminate the joint venture. In the fiscal year ended March 31, 2001, DiCon estimated its loss upon dissolution of the joint venture to potentially be $2.1 million. Subsequently, upon distribution of assets, it was determined that DiCon’s loss was only $1.6 million, resulting in a gain for the fiscal year ended March 31, 2002, of $0.5 million.

     Other Income (Expense)

     Other income (expense) was expense of $3.4 million in the fiscal year ended March 31, 2003, expense of $2.1 million in the fiscal year ended March 31, 2002, and income of $2.2 million in the fiscal year ended March 31, 2001 as follows:

	Years Ended March 31,
(in thousands)	2003	2002	2001
			(unaudited)

Other income (expense):
Realized (losses) gain on sales of marketable securities	$(616)	$(41)	$2,395
Interest expense, net	(3,445)	(3,026)	(900)
Loss on disposal of fixed assets	(930)	(608)
Other income (expense), net	1,599	1,546	678

	$(3,392)	$(2,129)	$2,173

     Interest expense, net, for the fiscal years ending March 31, 2003, 2002 and 2001, primarily represents the costs of borrowing by DiCon for its real estate loan for the Richmond, California, facility and its equipment loan, along with the imputed interest on the payments required under the terms of the conversion of its Phantom Stock Plan to the Employee Stock Option Plan.

     In the fiscal year ending March 31, 2001, DiCon recognized total gains of $2.4 million primarily from sales of certain marketable equity securities. In the fiscal year ending March 31, 2003, DiCon sold certain marketable equity securities for total proceeds of $2.8 million, resulting in a realized loss of $616,000.

     Income Tax Expense (Benefit):

     DiCon recorded $6.2 million and $5.2 million of income tax benefit in the fiscal years ended March 31, 2003 and 2002, respectively. In the fiscal year ended March 31, 2001, DiCon recorded $16.7 million of income tax expense.

     The Company has had sufficient income for federal income tax purposes in prior years to carryback the anticipated losses from this year, and to receive a refund of $15.2 million. The Company has thus accrued an income tax receivable of $15.2 million at March 31, 2003. California state income taxes may not be carried back to prior years. The losses for California purposes may result in lower taxes paid in the future, depending on the then current tax laws for California. During the fiscal year ended March 31, 2002, the Company received $9.2 million of federal income tax refunds.

     The Company’s effective tax rate varies from the statutory U.S. federal rate primarily due to the use of tax credits, the effect of state income taxes and the impact of foreign taxes on its Taiwanese subsidiary. The difference between the Company’s effective income tax rate and U.S. federal statutory rate is reconciled as follows:

	Years Ended March 31,
	2003	2002	2001

Provision computed at federal statutory rate	35%	35%	35%
State taxes, net of federal tax benefit	6	6	6
Foreign taxes	(1)	14	(5)
Permanent differences	(1)	13	2
Valuation allowance	(19)
Other	1	(5)	(8)

Effective income tax rate	(21%)	63%	30%

     Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against certain deferred tax assets as of March 31, 2003. Management evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

     Quarterly Results of Operations

     The following tables set forth certain unaudited statements of operations data for the eight quarters ended March 31, 2003. This data has been derived from the unaudited interim financial statements prepared on the same basis as the audited consolidated financial statements contained in this annual report, and, in the opinion of management, include all adjustments consisting only of normal recurring adjustments that we consider necessary for a fair presentation of such information when read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report. The operating results for any quarter should not be considered indicative of results of any future period.

	Three Months Ended

	June 30	Sept 30	Dec 31	Mar 31
	2001	2001	2001	2002

Net sales	$29,204	$14,176	$13,910	$13,323
Cost of goods sold	19,422	9,485	8,735	8,206

Gross (loss) profit	9,782	4,691	5,175	5,117
Selling, general and administrative expenses	3,395	3,398	3,581	4,474
Research and development expenses	3,765	3,898	3,782	5,213
(Gain) loss on dissolved joint venture	—	—	—	(544)

	7,160	7,296	7,363	9,143

(Loss) income from operations	2,622	(2,605)	(2,188)	(4,026)
Other income (expense):
Realized (losses) gains on sales of marketable securities	—	—	—	(41)
Interest expense, net	(609)	(899)	(733)	(785)
Loss on disposal of fixed assets	—	—	66	(674)
Other income (expense), net	(815)	(76)	753	1,683

(Loss) income before income taxes	1,198	(3,580)	(2,102)	(3,843)
Income tax benefit (provision)	(751)	2,244	1,316	2,409

Net (loss) income	$447	$(1,336)	$(786)	$(1,434)

Basic net (loss) income per share	$0.00	$(0.01)	$(0.01)	$(0.01)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Three Months Ended

	June 30	Sept 30	Dec 31	Mar 31
	2002	2002	2002	2003

Net sales	$6,579	$5,368	$4,245	$4,543
Cost of goods sold	6,527	5,420	5,544	6,822

Gross (loss) profit	52	(52)	(1,299)	(2,279)
Selling, general and administrative expenses	3,013	1,836	1,959	2,409
Research and development expenses	5,542	3,425	2,086	2,125
(Gain) loss on dissolved joint venture	—	—	—	—

	8,555	5,261	4,045	4,534

(Loss) income from operations	(8,503)	(5,313)	(5,344)	(6,813)
Other income (expense):
Realized (losses) gains on sales of marketable securities	—	—	—	(616)
Interest expense, net	(653)	(1,485)	(584)	(723)
Loss on disposal of fixed assets	—	(218)	(659)	(53)
Other income (expense), net	(138)	601	62	1,074

(Loss) income before income taxes	(9,294)	(6,415)	(6,525)	(7,131)
Income tax benefit (provision)	3,038	3,485	2,966	(3,311)

Net (loss) income	$(6,256)	$(2,930)	$(3,559)	$(10,442)

Basic net (loss) income per share	$(0.06)	$(0.03)	$(0.03)	$(0.09)

Liquidity and Capital Resources

     Net cash provided by operations declined from $37.4 million and $13.9 million for the fiscal years ended March 31, 2001 and 2002, respectively, to a cash outflow of $15.1 million for the fiscal year ended March 31, 2003. The growth in net cash generated by operating activities in the fiscal year ended March 31, 2001, was primarily due to the growth in revenues and the improving gross profit margins due to increased volumes and a shift of product mix to the sale of products with higher gross margins over these periods. The decline in the fiscal year ended March 31, 2002, was due to the dramatic reduction in revenues, which was not offset by an equivalent reduction in costs. The decrease in the fiscal year ended March 31, 2003, was primarily due to the net loss experienced during the fiscal year from the further reduction of sales, the $13.4 million in deferred compensation payments made upon the resignation of employees and the early repayment program.

     Accounts receivable were lower in the fiscal year ending March 31, 2003, due to a decline in net sales. Inventory levels were lower primarily as a result of lower purchase and production volumes and write-downs of excess and obsolete inventories.

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

     Cash used in investing activities reflected new investments in certificates of deposits with maturities in excess of 90 days of $13.2 million in the current fiscal year ending March 31, 2003. This is primarily the result of efforts to increase earnings on working capital by lengthening the maturity of the portfolio. All certificates mature in one year or less. The Company also made a long-term investment of $506,000 for a minority interest in a firm in Taiwan.

     Purchases of equipment declined from $57.7 million and $16.3 million in the fiscal years ending March 31, 2001 and 2002, respectively, to approximately $1.6 million in the current fiscal year. The expenditures were primarily attributable to purchases of manufacturing and test equipment, equipment for research and development, information systems equipment and office equipment, as well as the investment in the Richmond, California, facility in the fiscal years ended March 31, 2001 and 2002. In the fiscal years ended March 31, 2001 and 2002, the Company incurred substantial capital expenditures related to the establishment of Global’s operations in Kaohsiung, Taiwan, in the amount of $14.9 million for 2001 and $2.0 million for 2002. The Company may from time to time continue to purchase certain additional equipment necessary for new production processes or for replacement.

     The increase in cash flows from investing activities in the fiscal year ending March 31, 2003, was primarily due to an increase in net proceeds of $15.6 million from the sale of marketable securities and capital purchases that were $14.6 million lower than in 2002.

     Cash generated by financing activities was $26.2 million, $11.5 million, and $7.7 million in the fiscal years ended March 31, 2001, 2002, and 2003, respectively. For the fiscal year ended March 31, 2003, cash flows generated were primarily the result of the sale of additional common stock net of repurchases for $9.5 million. For the fiscal year ended March 31, 2002, the increases were primarily due to increases in debt to finance the corporate headquarters and manufacturing facility in Richmond, California, an increase in debt to finance equipment purchases of $7.3 million and to the sale in that period of additional common stock of $4.8 million. Cash generated in 2001 was primarily due to borrowing for the construction of the facility in Richmond.

     The Company financed, in part, a new corporate campus by borrowing from a bank a construction loan of $27 million, which the Company entered into on August 24, 2000. In November 2001, the same lender refinanced the outstanding balance of the construction loan with a mortgage loan maturing November 20, 2004 with an amortization schedule based on a 25-year loan. Interest on the mortgage loan is accrued at a variable interest rate based on changes in the lender’s prime rate as of the 20th of each month (4.25 percent at March 31, 2003). Principal and interest are payable monthly. The balance of the mortgage loan as of March 31, 2003 was $26.2 million and the balance of the loan at maturity is estimated to be $25.2 million at the current interest rate. During the year ended March 31, 2002, the Chairman, President and Chief Executive Officer of the institution with which the Company maintains the mortgage loan was appointed to the Company’s Board of Directors.

     In April 2001, the Company obtained an equipment loan from a bank in the amount of $7.3 million. The loan is secured by specific pieces of equipment. The loan is repayable in equal monthly installments of principal and interest over 60 months beginning May 30, 2001. On March 31, 2003, the loan balance was $4.5 million. Effective April 30, 2002 and annually on April 30 of each year thereafter, the Company may elect to fix the interest rate on the equipment loan for a twelve month period at a rate of one-half of one percentage point (0.5 percent) per annum in excess of the prime rate. As of March 31, 2003, the Company had not elected the fixed rate option and the loan bore an interest rate of prime plus 0.5 percent (4.75 percent on March 31, 2003). On March 31, 2003 and March 31, 2002, the Company was in violation of two of the financial covenants under this loan agreement. The bank agreed to waive the covenants, but added an additional covenant requiring the Company to maintain a balance of cash and marketable securities (excluding equity securities) of at least two times the outstanding loan balance. The waiver was extended through March 31, 2004. The Company was in compliance with the additional covenant as of March 31, 2003 and 2002.

     In December 2001, Global issued commercial paper in the amount of 20 million New Taiwan Dollars. Proceeds were used to repay borrowings under the bank line of credit for Global. This loan was repaid in April 2002.

     In June 2002, Global renewed its lines of credit of 200 million New Taiwan Dollars (or approximately $5.8 million as of March 31, 2003) from a Taiwan bank, with interest based on a rate set by the bank at the time funds are drawn. The line matures on June 30, 2003. The amount drawn as of March 31, 2003 was $1.0 million. The interest rate as of March 31, 2003 was 2.95 percent and fluctuates based on the lending bank’s prime rate.

     In December 2002, Global renewed its line of credit in Taiwan backed by commercial paper issued by Global for a maximum of 220 million New Taiwan Dollars (or approximately $6.4 million as of March 31, 2003). The outstanding balance of any commercial paper under this line must be fully secured by either cash deposit or bond fund certificate. As of March 31, 2003 Global had issued commercial paper in the amount of 27.5 million New Taiwan Dollars (or approximately $0.8 million as of March 31, 2003) under this line which will mature on December 24, 2003. The interest rate at March 31, 2003 was 1.50% and was based on a rate set by bank at the time funds are drawn.

     The maturities of mortgage, and other debt outstanding and commitments under operating leases as of March 31, 2003 are summarized as follows:

Year Ending March 31,	Operating	Line of	Mortgage	Equipment
(in thousands)	Leases	Credit	Loan	Loan	Total

2004	$502	$1,828	$649	$1,450	$4,429
2005	409	—	25,544	1,450	27,403
2006	199	—	—	1,450	1,649
2007	21	—	—	121	142
Thereafter	78	—	—	—	78

Total	$1,209	$1,828	$26,193	$4,471	$33,701

     As of March 31, 2003, DiCon had cash and cash equivalents totaling $3.7 million and marketable securities of $10.8 million. It is impossible to predict at this time when, or if, sales will recover to the point that DiCon would no longer be operating at a cash flow deficit, either before or after capital expenditures.

     In July 2001, the Company sold 664,000 shares of common stock through a private placement. The proceeds of $3.0 million were used for general corporate purposes.

     In May 2002, the Company issued an aggregate of 1,612,000 additional shares of common stock to investors in a private placement and to employees under the Employee Stock Purchase Plan and the Employee Stock Option Plan for an aggregate cash consideration of $3.7 million. The proceeds were used for general corporate purposes.

     In September 2002, the Company sold 1,784,000 shares of common stock through a private placement. The proceeds of $6.2 million were used for general corporate purposes.

     DiCon believes its current cash and cash equivalents and marketable securities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures. There remains some possibility that DiCon may need to raise additional capital. For instance, it might need additional capital in order to refinance the mortgage loans, finance unanticipated growth or to invest in new technology. There can be no certainty that DiCon would be successful in raising the required capital or in raising capital at acceptable rates.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     Interest Rate Sensitivity

     DiCon maintain its cash and cash equivalents primarily in money market funds or other short-term investments. DiCon does not have any derivative financial instruments as of March 31, 2003. Accordingly, it does not believe that its investments have material exposure to interest rate risk.

     Because its loans are variable rate, DiCon is subject to interest rate risk for these liabilities. A 1% change in the prime rate would result in a change in interest expense of up to $325,000 per year at the maximum level of loan commitments DiCon has secured.

     The book value of the Company’s debt approximates fair value due to the short-term maturities and/or variable interest rates of the debt.

     Market Risk

     DiCon has limited investments in marketable equity securities. As of March 31, 2003, the Company had marketable equity securities with an original cost of $173,940 that had an unrealized gain of $81,209. As of March 31, 2002, the Company had marketable equity securities with an original cost of $1.3 million that had an unrealized loss of $90,000.

     The Company invests its funds in excess of short-term working capital in certificates of deposit and investment funds. It diversifies its investments in several different financial institutions to minimize market risk. Certain of these investments are subject to market risks as interest rates change.

     Exchange Rate Sensitivity

     DiCon’s international business is subject to normal international business risks including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, DiCon’s future results could be materially adversely affected by changes in these or other factors.

     DiCon generates a portion of its sales from sales to customers located outside the United States and from sales by its foreign subsidiary. International sales are typically denominated in U.S. dollars.

     DiCon’s foreign subsidiary incurs most of its expenses in New Taiwan Dollars, and therefore it uses New Taiwan Dollars as its functional currency. Accordingly, DiCon has material exposure to foreign currency fluctuations between the U.S. Dollar and the New Taiwan Dollar for (1) sales to its subsidiary, (2) purchases from its subsidiary, and (3) revaluation of monetary assets held by its subsidiary. In order to mitigate the Company’s exposure to foreign currency exchange risks, the Company has entered into a number of foreign currency forward contracts and options. Gains or losses on these contracts are recognized as other income (expense) and have not been significant. The Company does not use derivatives for trading purposes. As of March 31, 2003, the accumulated currency translation losses resulting from the translation of the financial position of Global were $2.1 million compared to a loss of $2.4 million as of the end of the fiscal year ended March 31, 2002.

     DiCon considers its investment in its Taiwanese subsidiary to be essentially permanent in duration. At March 21, 2003, the undistributed foreign earnings amounted to approximately $11.4 million. There is no intention to distribute these earnings to DiCon. If at some future date all or a portion of these foreign earnings are distributed as dividends to DiCon, substantial additional taxes would be due in Taiwan and in the United States.

Item 8.  Financial Statements and Financial Statement Schedule.

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (a)  Financial Statements.

Report of Independent Accountants

To the Board of Directors and Shareholders of
DiCon Fiberoptics, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DiCon Fiberoptics, Inc. and Subsidiary (the Company) at March 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
May 16, 2003

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY
ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY
ARTHUR ANDERSEN LLP

Due to the correction of errors related to the conversion and settlement of the phantom stock plan and introduction of two new equity incentive plans, the financial statements which are the subject of this report have been restated to (1) properly account for the conversion and settlement of the phantom stock plan (see Note 3 to the financial statements) and (2) conform the presentation of certain items to the current year presentation.
Arthur Andersen LLP did not participate in the preparation of the restatement and accordingly this report does not extend to the restated financial statements presented herein.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
DiCon Fiberoptics, Inc.:

We have audited the accompanying consolidated balance sheet of DiCon Fiberoptics, Inc. (a California corporation) and Subsidiary as of March 31, 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DiCon Fiberoptics, Inc. and Subsidiary as of March 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

San Francisco, California,
           June 8, 2001

DiCon Fiberoptics, Inc. and Subsidiary
Consolidated Balance Sheets
(in thousands, except per share date)

	March 31,	March 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$3,757	$10,170
Marketable securities	10,851	13,756
Accounts receivable, net of allowance of $77 and $634, respectively	2,203	5,112
Inventories, net	3,864	6,596
Prepaid expenses and other current assets	388	3,988
Income tax receivable	15,262	8,899
Deferred income taxes	268	559

Total current assets	36,593	49,080
Property, plant and equipment, net	68,202	78,292
Deferred income taxes	739	8,890
Other assets	608	$204

Total assets	$106,142	$136,466

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,185	$10,922
Mortgage and other debt	3,927	3,632
Income taxes payable	23	1,311
Deferred compensation payable	33	4,139

Total current liabilities	11,8	20,004
Deferred compensation payable, net of current portion	36	7,382
Deferred income taxes	2,997	2,157
Mortgage and other debt, net of current portion	28,565	30,705

Total liabilities	42,766	60,248

Commitments (Note 16)

Shareholders’ equity:
Common stock: no par value; 200,000,000 shares authorized; 112,039,831 and 108,841,795 shares issued and outstanding, respectively	22,333	12,786
Additional paid-in capital	13,199	13,438
Deferred compensation	(970)	(1,659)
Retained earnings	30,838	54,025
Accumulated other comprehensive loss	(2,024)	(2,372)

Total shareholders’ equity	63,376	76,218

Total liabilities and shareholders’ equity	$106,142	$136,466

The accompanying notes are an integral part of these consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)

	Years Ended March 31,

			2001
	2003	2002	(unaudited)

Net sales	$20,735	$70,613	$163,794
Cost of goods sold	24,313	45,848	56,764

Gross (loss) profit	(3,578)	24,765	107,030
Selling, general and administrative expenses	9,217	14,847	31,198
Research and development expenses	13,178	16,659	20,580
(Gain) loss on dissolved joint venture	—	(544)	2,101

	22,395	30,962	53,879

(Loss) income from operations	(25,973)	(6,197)	53,151
Other income (expense):
Realized (losses) gains on sales of marketable securities	(616)	(41)	2,395
Interest expense, net	(3,445)	(3,026)	(900)
Loss on disposal of fixed assets	(930)	(608)	—
Other income (expense), net	1,599	1,546	678

(Loss) income before income taxes	(29,365)	(8,326)	55,324
Income tax benefit (provision)	6,178	5,217	(16,731)

Net (loss) income	$(23,187)	$(3,109)	$38,593

Other comprehensive income (loss):
Foreign currency translation adjustment	165	(1,519)	(846)
Unrealized holding gains (losses) on marketable securities arising during the period, net of realized gains (losses) included in net income (loss)	183	(28)	(1,426)

Comprehensive (loss) income	$(22,839)	$(4,656)	$36,321

Basic net (loss) income per share	$(0.21)	$(0.03)	$0.36

Diluted net (loss) income per share	$(0.21)	$(0.03)	$0.35

Average shares used in computing basic net (loss) income Per share	111,068	108,458	105,875

Average shares used in computing diluted net (loss) income Per share	111,068	108,458	110,115

The accompanying notes are an integral part of these consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary
Consolidated Statement of Shareholders’ Equity
(in thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Deferred	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Total

Balance, March 31, 2000 (unaudited)	97,100	$360	$—	$—	$18,943	$1,447	$20,750
Issuance of common stock in connection with private placement	10,536	7,577	—	—	—	—	7,577
Dividends on common stock	—	—	—	—	(402)	—	(402)
Conversion of Phantom Stock Plan (Restated – see Notes 3 and 11)	—	—	13,165	—	—	—	13,165
Issuance of stock options	—	—	—	(1,923)	—	—	(1,923)
Unrealized gain (loss) on securities available for sale, net of realized gains (losses) included in net income (loss)	—	—	—	—	—	(1,426)	(1,426)
Foreign currency translation adjustment	—	—	—	—	—	(846)	(846)
Net income	—	—	—	—	38,593	—	38,593

Balance, March 31, 2001 (unaudited)	107,636	7,937	13,165	(1,923)	57,134	(825)	75,488
Issuance of common stock pursuant to stock option and stock purchase plans, net of repurchases	542	1,849	—	—	—	—	1,849
Issuance of common stock in connection with private placement	664	3,000	—	—	—	—	3,000
Issuance of stock options	—	—	273	(273)	—	—	—
Amortization of deferred compensation	—	—	—	537	—	—	537
Unrealized gains (losses) on securities available for sale, net of realized gains (losses) included in net income (loss)	—	—	—	—	—	(28)	(28)
Foreign currency translation adjustment	—	—	—	—	—	(1,519)	(1,519)
Net loss	—	—	—	—	(3,109)	—	(3,109)

Balance, March 31, 2002	108,842	12,786	13,438	(1,659)	54,025	(2,372)	76,218
Issuance of common stock pursuant to stock option and stock purchase plans, net of repurchases	462	950	—	—	—	—	950
Issuance of common stock in connection with private placement	2,736	8,597	—	—	—	—	8,597
Reversal of deferred compensation due to employee terminations prior to vesting	—	—	(239)	239	—	—	—
Amortization of deferred compensation	—	—	—	450	—	—	450
Unrealized gains (losses) on securities available for sale, net of realized gains (losses) included in net income (loss)	—	—	—	—	—	183	183
Foreign currency translation adjustment	—	—	—	—	—	165	165
Net loss	—	—	—	—	(23,187)	—	(23,187)

Balance, March 31, 2003	112,040	$22,333	$13,199	$(970)	$30,838	$(2,024)	$63,376

The accompanying notes are an integral part of these consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary
Consolidated Statement of Cash Flows
(in thousands )

	For the Years Ended March 31,
	2003	2002	2001 (unaudited)

Cash flows from operating activities:
Net (loss) income	$(23,187)	$(3,109)	$38,593
Adjustments to reconcile net (loss) income to net cash used in provided by operating activities:
Depreciation	10,245	10,641	8,559
Deferred incomes taxes	9,282	2,823	(13,228)
Provision for inventory	4,081	9,186	—
Provision for bad debt	(365)	721	—
Loss on disposal of fixed assets	930	608	—
Provision for estimated losses due to vacated properties, net of sublease income	(80)	1,457	449
(Gain) loss on dissolved joint venture	—	(544)	2,101
Realized (gain) loss on available-for-sale marketable securities	616	41	(2,395)
Interest accretion on deferred compensation liability	1,942	1,199	—
Stock compensation expense	450	537	27,069
Changes in assets and liabilities:
Accounts receivable	3,436	16,388	(12,196)
Inventories	(1,350)	3,229	(16,658)
Prepaid expenses and other current assets	3,591	(2,018)	(1,340)
Federal income tax receivable	(6,355)	(8,899)	—
Other assets	98	1,100	(1,144)
Accounts payable and accrued liabilities	(3,757)	(15,820)	8,584
Income taxes payable	(1,300)	1,203	(1,008)
Deferred compensation payable	(13,395)	(4,810)	—

Net cash (used in) provided by operating activities	(15,118)	13,933	37,386

Cash flows from investing activities:
Purchases of marketable securities	(13,174)	(20,367)	(500)
Sales of marketable securities	15,641	6,921	5,591
Investment in joint venture and long-term investment	(506)	—	(3,748)
Sales of property, plant and equipment	645	642	—
Purchases of property and equipment	(1,622)	(16,264)	(57,734)

Net cash provided by (used in) investing activities	984	(29,068)	(56,391)

Cash flows from financing activities:
Borrowings under mortgages and other debt	797	9,401	47,866
Repayment of mortgages and other debt	(2,652)	(2,793)	(28,875)
Proceeds from issuance of common stock, net of repurchases	9,547	4,849	7,577
Dividends paid	—	—	(402)

Net cash provided by financing activities	7,692	11,457	26,166

Effect of exchange rate changes on cash and cash equivalents	29	(192)	(151)

Net change in cash and cash equivalents	(6,413)	(3,870)	7,010
Cash and cash equivalents, beginning of period	10,170	14,040	7,030

Cash and cash equivalents, end of period	$3,757	$10,170	$14,040

The accompanying notes are an integral part of these consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary
Consolidated Statement of Cash Flows
(in thousands )

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,561	$1,940	$—

Cash paid for income taxes	$817	$1,075	$—

Supplemental schedule of noncash investing and financing activities:
Property, plant and equipment received from dissolution of joint venture	$—	$—	$2,447

Liabilities assumed in dissolution of joint venture	$—	$—	$845

The accompanying notes are an integral part of these consolidated financial statement.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands, except per share data )

1.	Nature of Operations

The business of DiCon Fiberoptics, Inc. and Subsidiary (the “Company”) is developing, manufacturing and marketing optical components, modules, and test instruments for optical communications markets. DiCon Fiberoptics, Inc. is incorporated in California. The Company has a domestic manufacturing facility and headquarters in California. The Company, through Global Fiberoptics Inc. (“Global Fiberoptics”), its wholly owned Taiwanese subsidiary, formed in December 1999, also operates a manufacturing and sales facility in Kaohsiung, Taiwan, and conducts Asian marketing, sales, and manufacturing activities there.

2.	Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of DiCon Fiberoptics, Inc. and Global Fiberoptics, which is more than 99 percent owned and controlled by DiCon Fiberoptics, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Risks and uncertainties

The optical communications markets have experienced a severe downturn, resulting in a significant decline in the demand for the optical components supplied by the Company and its competitors. Management believes it has the financial resources, and will take the necessary actions, to manage through this downturn. However, a prolonged downturn in the optical communication markets, failure by the Company to anticipate or respond to technological developments in its industry, changes in customer or supplier requirements, changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products, could have a material adverse effect on the Company’s financial condition, operating results or cash flows.

Use of estimates

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

Translation adjustment

The functional currency for the Company’s operations in Taiwan is the New Taiwan dollar. For those operations, assets and liabilities are translated into United States dollars using period-end exchange rates. The income and expense accounts are translated at average monthly exchange rates. Net changes resulting from such translations are recorded as a component of other comprehensive income (loss).

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase and all money market funds with a nominally stable value per share to be cash equivalents. These investments are recorded at cost.

Marketable securities

The Company invests cash in excess of operating requirements in certificates of deposit of longer maturities, marketable equity securities and investment funds. These marketable equity securities and investment funds are purchased and held primarily for the purpose of selling them in the short-term and are therefore classified as available-for-sale securities. The securities are recorded at fair value. Unrealized gains or losses on securities held during the period are recorded as a component of other comprehensive income (loss). Realized gains or losses are included in other income or expense. Certificates of deposit are normally held until maturity and are recorded at cost.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands, except per share data )

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk comprise cash and cash equivalents, short-term investments and trade accounts receivable. Cash and cash equivalents, primarily composed of investments in money market funds, are maintained with high quality financial institutions and the composition and maturities are regularly monitored by management. The Company’s cash and cash equivalents are maintained at multiple financial institutions.

Despite the fact that the Company had over 300 customers in the year ended March 31, 2003, there are a limited number of very large customers that account for the majority of purchases in the industry worldwide. The Company performs ongoing credit evaluations on these customers. Allowances for doubtful accounts for estimated losses are maintained resulting from the inability or unwillingness of customers to make required payments.

As of and for the years ended March 31, 2003, 2002 and 2001, the Company experienced the following concentrations associated with sales and accounts receivable:

	Years Ended March 31,
	2003	2002	2001

Percentage of revenue for 3 largest customers	33.4%	33.6%	47.2%
No. of customers accounting for over 10% of net sales	1	2	4
No. of customers accounting for more than 10% of accounts receivables balance	2	1	1

Fair value of financial instruments

The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable, accrued expenses, equipment loan and mortgage loan approximate fair value because of their short maturities and/or variable interest rates. Marketable securities are reported at their fair market value based on quoted market prices.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Cost is determined using standard cost, which approximates actual cost. The inventory of the Company is subject to rapid technological changes and obsolescence that could have an adverse affect on its utilization in future periods. Accordingly, the Company provides reserves for excess and obsolete inventory based on the Company’s estimates of inventory to be sold or consumed.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Depreciation is provided using the double-declining-balance method for assets acquired prior to March 31, 2000 and the straight-line method for assets acquired thereafter. The estimated useful lives of various assets are summarized as follows:

Machinery, equipment and fixtures	5 to 10 years
Building and leasehold improvements	39 years or the shorter of the life of the improvement or term of the lease

The Company evaluates the recoverability of the net carrying value of its property, plant and equipment whenever events or changes in circumstances indicate an impairment may exist, by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would then be the difference between the carrying amounts and the fair value of these assets. A loss on impairment would be recognized by a charge to earnings. The Company did not record an impairment charge for property, plant and equipment in the years ended March 31, 2003, 2002 and 2001.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands, except per share data )

Deferred taxes

Deferred income tax assets and liabilities represent the expected future tax consequences attributable to temporary differences between corresponding amounts stated on the Consolidated Balance Sheet and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reverse. Valuation allowances are recognized as necessary to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Revenue recognition

The Company derives its revenue from the sale of fiberoptic networking components. Revenue from product sales is recognized upon shipment of the product, provided that persuasive evidence of an arrangement exists, delivery has occurred and no significant obligations remain, the fee is fixed or determinable and collectibility is reasonably assured. Sales to distributors do not include the right to return or exchange products or price protection. Provisions for returns and allowances are recorded at the time revenue is recognized based on the Company’s historical experience. The Company provides for the estimated cost to repair products under warranty at the time of sale (see Note 16).

Research and development costs Research and development costs are charged to operations as incurred.

Stock-based compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, presents disclosure of pro forma information required under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Stock and other equity instruments issued to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” and recorded at their fair value.

The fair value of each grant was estimated using the minimum value method, in accordance with SFAS No. 123, with the following assumptions for the fiscal years ended March 31:

	Years Ended March 31,
	2003	2002	2001
			(unaudited)

Expected life (in years)	5	5	5
Risk-free interest rate	4.63%	4.08%-5.04%	6.00%
Volatility	0.00%	0.00%	0.00%
Dividend yield	0.00%	0.00%	0.33%
Estimated weighted average fair value of options at the date of grant	$0.72	$1.06	$0.99

Had compensation cost for the Company’s stock option plans been determined based on the fair value of such awards at the grant dates as prescribed by SFAS No. 123, stock-based compensation costs would have impacted net (loss) income and (loss) income per common share for the fiscal years ended March 31, as follows:

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands, except per share data )

	Years Ended March 31,
	2003	2002	2001
			(unaudited)

Net (loss) income, as reported	$(23,187)	$(3,109)	$38,593
Add: Stock-based employee compensation expense included in reported net (loss) income, net of tax	1,555	2,029	17,596
Deduct: Compensation expense based on fair value method, net of tax	(987)	(1,782)	(3,253)

Pro forma net (loss) income	$(22,619)	$(2,862)	$52,936

(Loss) income per share:
Basic - as reported	(0.21)	(0.03)	0.36
Basic - pro forma	(0.20)	(0.03)	0.50
Diluted - as reported	(0.21)	(0.03)	0.35
Diluted - pro forma	(0.20)	(0.03)	0.48
Weighted average shares outstanding:
Basic	111,068	108,458	105,875
Diluted	111,068	108,458	110,115

Segment information
The Company operates in one segment - the development, manufacturing and marketing of fiberoptic components and measurement equipment for the optical communications market.

Derivative financial instruments and hedging activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value, with the impact of any change in market value charged against earnings in the corresponding period or as a component of other comprehensive income (loss), depending on the type of hedging relationships that exists.

The Company manufactures products in the United States and in Taiwan, and all sales through March 31, 2003 to customers have been made in U.S. Dollars. Transactions between the Company’s Taiwan subsidiary, Global Fiberoptics, and its U.S. operations are denominated in U.S. Dollars. The functional currency of its Taiwan subsidiary is the New Taiwan Dollar. As a result, the Company has material exposure to foreign currency fluctuations between the U.S. Dollar and the New Taiwan Dollar for (1) sales to its subsidiary, (2) purchases from its subsidiary, and (3) revaluation of monetary assets held by its subsidiary. In addition, a portion of the Company’s international revenues and expenses may be denominated in other foreign currencies in the future. In order to mitigate the Company’s exposure to foreign currency exchange risks, the Company has entered into a number of foreign currency forward contracts and option. Gains or losses on these contracts are recognized as other income (expense) and have not been significant. The Company does not use derivatives for trading purposes.

Basic net (loss) income per share

Basic net (loss) income per share is computed by dividing the net (loss) income (numerator) by the weighted average number of common shares outstanding (denominator) during the periods, excluding the dilutive effect of stock options. Diluted net (loss) income per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. In computing diluted net (loss) income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds of stock option exercises.

The following is a reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share computations for the periods presented below:

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands, except per share data )

	Years Ended March 31,
	2003	2002	2001
			(unaudited)

Numerator:
Net (loss) income	$(23,187)	$(3,109)	$38,593
Denominator:
Basic weighted average shares	111,068	108,458	105,875
Potentially dilutive common stock equivalents-stock options and phantom stock units	—	—	4,240

Diluted weighted average shares	111,068	108,458	110,115

Net (loss) income per share:
Basic	$(.21)	$(.03)	$0.36
Diluted	$(.21)	$(.03)	$0.35

As a result of the losses incurred by the Company for the years ended March 31, 2003 and 2002, weighted average options to purchase 8,228 and 9,977 shares of common stock were anti-dilutive and excluded from the net loss per share calculations, respectively.

Reclassification Certain financial information for the year ended March 31, 2002, has been reclassified to conform with current year presentation.

Recent accounting pronouncements

In August 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was effective for years beginning after December 15, 2001. SFAS No. 144 supersedes FASB Statement No. 121 and parts of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions Relating to Extraordinary Items.” However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002. The Company has included additional disclosure in accordance with FIN 45 in Note 16. The Company believes the adoption of this standard will not have a significant impact on its consolidated financial position, results of operations or cash flows.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands, except per share data )

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure - an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended March 31, 2003 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended June 30, 2003. The Company did not elect to adopt the fair value method of accounting for stock-based employee compensation and, accordingly, the adoption of this standard had no material impact on its consolidated financial position, results of operations or cash flows. The Company has included such additional disclosures in accordance with SFAS No. 148 in Note 2.

In January 2003, the EITF issued Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. This EITF establishes the criteria for recognizing revenue in arrangements when several items are bundled into one agreement. EITF 00-21 does not allow revenue recognition unless the fair value of the undelivered element is available and the element has stand-alone value to the customer. EITF 00- 21 also provides guidance on allocating the total contract revenue to the individual elements based upon the available fair value of each deliverable. The Company does not expect the implementation of this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity, if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes the adoption of FIN 46 will not have a material impact on its consolidated financial position, results of operations or cash flows.

3.	Restatement of Previously Reported Results of Operations for the Year Ended March 31, 2001 (unaudited)

Subsequent to the issuance of the consolidated financial statements as of and for the year ended March 31, 2001, the Company identified certain adjustments that were necessary in order to correct errors in those consolidated financial statements. The errors related to the conversion and settlement of the phantom stock plan and the introduction of two new equity incentive plans. Specifically, deferred compensation payable and deferred compensation included as a reduction of equity were overstated due to the inclusion of amounts that were contingent upon the employees’ continued service to the Company. In addition, deferred compensation payable was understated and additional paid-in capital was overstated due to use of an incorrect discount calculation of the liability for future cash payments to be paid in the future to employees upon the conversion of fully vested phantom stock units. Also, deferred compensation payable was overstated and additional paid-in capital was understated in relation to unvested stock options issued to employees in relation to the conversion. Lastly, deferred income taxes were overstated and additional paid-in capital was understated following the conversion and settlement of the phantom stock plan.

Details of the conversion and settlement of the phantom stock plan are discussed in Note 11. Certain other immaterial fiscal 2001 amounts as originally reported have been reclassified to conform to the fiscal 2003 and 2002 presentation. Neither the errors identified nor the reclassifications impact previously reported net income for the year ended March 31, 2001. The consolidated financial statements for the year ended March 31, 2001 have been restated to reflect the correcting adjustments and reclassifications.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands, except per share data )

Management of the Company requested Arthur Andersen LLP to reissue their opinion on the consolidated financial statements as of and for the year ended March 31, 2001 to include the correcting adjustments; however, they were unable to reissue their opinion since the personnel assigned to this audit were no longer employed by Arthur Andersen LLP as of the date of the proposed reissuance. Due to the inability of Arthur Andersen LLP to reissue their opinion on the consolidated financial statements as of and for the year ended March 31, 2001, the consolidated financial statements as restated and presented herein are unaudited.

In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flow activities for the year ended March 31, 2001.

The impact of the correcting adjustments to the Consolidated Balance Sheet as of March 31, 2001 (which is not presented herein) is as follows:

	As
	Previously		As
	Reported		Adjusted
	2001	Adjustments	2001

Assets:
Deferred income taxes, net of current portion of $1,419	$13,823	$(5,115)	$8,708

Liabilities:
Deferred compensation payable, current portion	$4,567	$(323)	$4,244
Deferred compensation payable, net of current portion	12,893	(2,006)	10,887

	$17,460	$(2,329)	$15,131

Shareholders’ equity:
Additional paid-in capital	$26,011	$(12,846)	$13,165
Deferred compensation	(11,983)	10,060	(1,923)

	$14,028	$(2,786)	$11,242

4.	Marketable Securities

Available for sale securities included in the Consolidated Balance Sheets as of March 31, 2003 and 2002 are as follows:

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

March 31, 2003
Equity securities	$174	$81	$—	$255
Debt securities	10,596	—	—	10,596

Total	$10,770	$81	$—	$10,851

March 31, 2002
Equity securities	$1,345	$—	$(90)	$1,255
Debt securities	12,512	—	(11)	12,501

Total	$13,857	$—	$(101)	$13,756

Debt securities include certificates of deposit with original maturities of greater than 90 days.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands, except per share data )

5.	Inventories, net

Inventories, net consist of the following as of March 31, 2003 and 2002:

	March 31,	March 31,
	2003	2002

Raw materials	$1,989	$5,804
Work-in-process and finished goods	1,875	792

Total	$3,864	$6,596

6.	Long-term investment

Global Fiberoptics, Inc. has invested $506 for a 5.45% minority interest in a private company in Taiwan engaged in the optical coating business. This investment is held for investment purposes and is accounted for on the cost basis of accounting. The investment is included in Other Assets in the Consolidated Balance Sheet as of March 31, 2003.

7.	Property, Plant and Equipment, net

Property, plant and equipment consist of the following as of March 31, 2003 and 2002:

	March 31,	March 31,
	2003	2002

Land	$10,000	$10,000
Building and leasehold improvements	37,492	37,321
Machinery, equipment and fixtures	52,191	56,324

Property, plant and equipment	99,683	103,645
Less: Accumulated depreciation	(31,481)	(25,353)

Property, plant and equipment, net	$68,202	$78,292

Depreciation expense was $10,245 and $10,641 for the years ended March 31, 2003 and 2002. Capitalized interest expense (related to construction-in-progress) was $0 and $331 for the years ended March 31, 2003 and 2002.

During the year ended March 31, 2003, the Company disposed of equipment and furniture with a net book value of $1,576 for proceeds of $645.

8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of March 31, 2003 and 2002:

	March 31,	March 31,
	2003	2002

Accounts payable	$2,151	$2,245
Accrued payroll	325	1,331
Accrual for vacated properties (see Note 16)	519	1,813
Accrued liabilities	519	1,565
Advance payments	3,671	3,968

	$7,185	$10,922

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands, except per share data )

9.	Mortgage and Other Debt

The Company financed, in part, a new corporate campus by borrowing from a bank a construction loan of $27,000, which the Company entered into on August 24, 2000. In November 2001, the same lender refinanced the outstanding balance of the construction loan with a mortgage loan maturing November 20, 2004 with an amortization schedule based on a 25-year loan. Interest on the mortgage loan is accrued at a variable interest rate based on changes in the lender’s prime rate as of the 20th of each month (4.25 percent at March 31, 2003). Principal and interest are payable monthly. The balance of the mortgage loan as of March 31, 2003 was $26,193 and the balance of the loan at maturity is estimated to be $25,154 at the current interest rate. During the year ended March 31, 2002, the Chairman, President and Chief Executive Officer of the institution with which the Company maintains the mortgage loan was appointed to the Company’s Board of Directors.

In June 2002, Global Fiberoptics renewed its lines of credit of 200,000 New Taiwan Dollars (or approximately $5,799 as of March 31, 2003) from a Taiwan bank, with interest based on a rate set by the bank at the time funds are drawn. The line matures on June 30, 2003. The amount drawn as of March 31, 2003 was $1,036. The interest rate as of March 31, 2003 was 2.95 percent and fluctuates based on the lending bank’s prime rate.

In April 2001, the Company obtained an equipment loan from a bank in the amount of $7,250. The loan is secured by specific pieces of equipment. The loan is repayable in equal monthly installments of principal and interest over 60 months beginning May 30, 2001. On March 31, 2003, the loan balance was $4,471. Effective April 30, 2002 and annually on April 30 of each year thereafter, the Company may elect to fix the interest rate on the equipment loan for a twelve month period at a rate of one-half of one percentage point (0.5 percent) per annum in excess of the prime rate. As of March 31, 2003, the Company had not elected the fixed rate option and the loan bore an interest rate of prime plus 0.5 percent (4.75 percent on March 31, 2003). On March 31, 2003 and March 31, 2002, the Company was in violation of two of the financial covenants under this loan agreement. The bank agreed to waive the covenants, but added an additional covenant requiring the Company to maintain a balance of cash and marketable securities (excluding equity securities) of at least two times the outstanding loan balance. The waiver was extended through March 31, 2004. The Company was in compliance with the additional covenant as of March 31, 2003 and 2002.

In December 2001, Global Fiberoptics issued commercial paper in the amount of 20,000 New Taiwan Dollars. Proceeds were used to repay borrowings under the bank line of credit for Global Fiberoptics. This loan was repaid in April 2002.

In December 2002, Global Fiberoptics renewed its line of credit in Taiwan backed by commercial paper issued by Global Fiberoptics for a maximum of 220,000 New Taiwan Dollars (or approximately $6,379 as of March 31, 2003). The outstanding balance of any commercial paper under this line must be fully secured by either cash deposit or bond fund certificate. As of March 31, 2003, Global Fiberoptics had issued commercial paper in the amount of 27,500 New Taiwan Dollars (or approximately $792 as of March 31, 2003) under this line which will mature on December 24, 2003. The interest rate at March 31, 2003 was 1.50% and was based on a rate set by bank at the time funds are drawn.

The maturities of mortgage and other debt outstanding as of March 31, 2003 are summarized as follows:

			Equipment
Year Ending March 31,	Line of Credit	Mortgage Loan	Loan	Total

2004	$1,828	$649	$1,450	$3,927
2005	—	25,544	1,450	26,994
2006	—	—	1,450	1,450
2007	—	—	121	121

Total	$1,828	$26,193	$4,471	$32,492

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands, except per share data )

10.	Common Stock (information prior to April 1, 2001 is unaudited)

On April 5, 2000, the Company’s Board of Directors approved an increase in the number of authorized shares of common stock from 20,000 to 100,000 and a 5-for-1 split of the common stock. On May 31, 2000, the Company issued 10,536 shares of common stock through a private placement. The proceeds of $7,577 were used for the purchase of capital equipment and general corporate purposes.

On January 12, 2001, the Board of Directors approved an increase in the number of authorized shares of common stock from 100,000 to 200,000 and a 2-for-1 split of the common stock. The effect of the stock splits has been reflected in the accompanying consolidated financial statements and all applicable references to the number of common shares and per share information have been restated.

In July 2001, the Company sold 664 shares of common stock through a private placement. The proceeds of $3,000 were used for general corporate purposes.

In May 2002, the Company issued an aggregate of 1,612 additional shares of common stock to investors in a private placement and to employees under the Employee Stock Purchase Plan and the Employee Stock Option Plan for an aggregate cash consideration of $3,738. The proceeds were used for general corporate purposes.

In September 2002, the Company sold 1,784 shares of common stock through a private placement. The proceeds of $6,245 were used for general corporate purposes.

11.	Stock Plans and Deferred Compensation Liability (information prior to April 1, 2001 is unaudited)

As an incentive for key employees to assist in growing the Company, prior to March 31, 2001 the Company maintained a phantom stock plan (the “Phantom Stock Plan”) under which it granted eligible employees phantom stock units that entitled the employees to participate in the current and future value of the Company. In addition, the Company made contingent commitments to eligible employees to grant stock units in the future (the “Contingently Promised Stock Units”). The shares under the plan were valued semiannually, typically in May and December. These stock units vested 50 percent upon receipt and 50 percent on the first anniversary of the grant date and had an exercise price of zero. During the service period of one-year following the date of the grant, the vested units could be redeemed for cash on a net basis by forfeiting additional units equal to the number of units redeemed. Thereafter, a maximum of 60 percent of the units could be redeemed while the holder was still an employee of the Company. The Company recorded a liability for the value of the unredeemed vested shares at the current value as of the financial statement date.

On March 31, 2001, the Company offered its employees two new equity incentive plans, an Employee Stock Option Plan (the “Option Plan”) and an Employee Stock Purchase Plan (the “Purchase Plan”). Grants under the Phantom Stock Plan have been discontinued. Under both the Option Plan and the Purchase Plan, the exercise or purchase price is not less than 85 percent of the stock’s fair value at the time of grant under the Option Plan or purchase under the Purchase Plan. New options granted under the Option Plan generally vest over five years and expire after ten years.

Under the terms of the Option Plan, employees who were participants in the Phantom Stock Plan could convert their awarded phantom stock units and their Contingently Promised Stock Units into (1) options with an exercise price of $4.11 per share and cash payments of $4.11 per share (paid over four years); (2) additional options with an exercise price of $4.11; or (3) a combination of both (1) and (2). The cash payments and the options that were converted from vested stock units vested immediately. The cash payments and the options that were converted from Contingently Promised Units will vest in accordance with the original vesting schedule, but not less than 20 percent per year. At March 31, 2001, all phantom stock units for current employees under the Phantom Stock Plan were converted to options or options and cash payments pursuant to one of the alternatives noted above.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands, except per share data )

Cash payments related to the conversion are payable in four annual installments beginning on March 31, 2002. As of March 31, 2001, the Company anticipated making four annual payments of $5,930 each commencing March 31, 2002 for those employees who elected to receive a cash payout in lieu of additional options. The present value of the cash payments related to the conversion of vested phantom stock units of $15,131 was recorded as a liability as of March 31, 2001. The cash payments related to the conversion of the Contingently Promised Units are subject to continuing employment and, accordingly, the related expense and liability is accrued as it is earned by the employees. The first annual installment of $5,812 to those employees electing to receive cash in lieu of additional options was paid on March 28, 2002.

In September 2002, an employee who was a participant in the Company’s former phantom stock plan resigned. This employee’s payments were fully vested under the terms of the conversion of this plan to the stock option. Under the terms of the plan, the Company paid $7,213 to the employee following his resignation and 4,212 stock options exercisable at $4.11 per share were cancelled.

As of December 31, 2002, the total remaining undiscounted future payments related to the conversion of the Company’s Phantom Stock Plan to its Option Plan totaled $7,645, payable in three equal annual installments beginning March 31, 2003. In order to reduce this liability, the Company offered the participants an opportunity to receive an early payment in January 2003. As a result, under the terms of the early payment program, the Company paid $1,979 on January 10, 2003 and reduced the future liability for Contingently Promised Units by $2,058.

The second annual installment of $416 to those employees electing to receive cash in lieu of additional options was paid on March 31, 2003.

The Purchase Plan was available to all eligible employees who meet certain service requirements. Effective April 1, 2001 employees participating in the Purchase Plan could elect to deduct up to 10 percent of gross pay to purchase stock in the Company. Stock transactions pursuant to the Purchase Plan occurred semiannually on September 30 and March 31. The Company could sell up to 3,230 shares of stock under the Purchase Plan. Employees purchased 70 shares at a price of $3.85 per share on September 30, 2001 and 174 shares at a price of $2.10 on March 31, 2002. In May 2002, the Company issued 659 additional shares of common stock to employees under the Purchase Plan for aggregate cash consideration of $1,384 at a price of $2.10. In September 2002, the Company suspended the sale of shares to employees under the Purchase Plan.

Under both the Option Plan and the Purchase Plan, the exercise or purchase price is not less than 85 percent of the stock’s fair value, based on the valuation as determined by the Company. Under this valuation methodology, the value of the shares at March 31, 2003 and 2002 was $1.21 and $2.47 per share.

The Company has accounted for the equity incentive plans under APB No. 25. As a result of the Phantom Stock Plan Conversion, the amount of accrued compensation that was not payable in cash was reclassified as additional paid-in capital as of March 31, 2001. Deferred compensation is being amortized on a straight-line basis over four years for the intrinsic value of stock options associated with the conversion of the Contingently Promised Units and over the vesting period for in-the-money option grants subsequent to March 31, 2001.

Compensation expense related to the Company’s stock compensation plans has been reflected in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the years ended March 31, 2003, 2002 and 2001 as follows:

	Years Ended March 31,
	2003	2002	2001
			(unaudited)

Cost of goods sold	$157	$293	$4,115
Selling, general and administrative expenses	957	1,068	15,051
Research and development expenses	314	562	7,903

	$1,428	$1,923	$27,069

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands, except per share data)

Included in the amounts noted above is non-cash compensation expense totaling $451, $537 and $27,069 for the years ended March 31, 2003, 2002 and 2001, respectively.

Information with respect to the Option Plan Activity for the years ended March 31, 2003, 2002 and 2001 is set forth below:

		Outstanding Options

	Shares Available		Weighted Average
	for Grant	Number of Options	Exercise Price

Balance at March 31, 2000 (unaudited)	—	—	$—
Options authorized during fiscal 2001	11,840	—	—
Options granted	(9,599)	9,599	4.11

Balance at March 31, 2001	2,241	9,599	4.11
Options granted	(1,009)	1,009	2.92
Options cancelled	123	(123)	4.11

Balance at March 31, 2002	1,355	10,485	4.01
Options granted	(445)	445	2.37
Options exercised	1	(1)	4.11
Options cancelled	6,158	(6,158)	4.05

Balance at March 31, 2003	7,069	4,771	3.80

As of March 31, 2003, the options outstanding and exercisable under the Option Plan are presented below:

	Options Outstanding

		Weighted
		Average
		Remaining
	Number of	Contractual Life	Options Vested
Exercise Price	Shares	(in Year)	and Exercisable

$2.10	322	8.95	102
$2.47	323	8.83	138
$2.72	160	9.12	32
$3.85	211	8.24	92
$4.11	3,755	8.00	2,829

	4,771		3,193

12.	Benefit Plan

A 401(k) plan covers all eligible U.S. employees who meet certain service requirements. Employees may elect to defer a portion of their gross salary to their accounts within the plan. The Company at its option may make additional contributions to employee accounts. The Company’s contributions are subject to a six-year vesting schedule. The 401(k) plan operates on a calendar year basis. For the calendar year ended December 31, 2002 and 2001, the Company elected to match 50 percent of the first 6 percent of employee contributions. Payments of $191 and $266 were made for calendar year 2002 and 2001, respectively. An accrual has been made for this expense for the three months ending March 31, 2003 in the amount of $39.

13.	Income taxes

The benefit (provision) for income taxes for the years ended March 31, 2003, 2002, and 2001 consists of the following:

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands, except per share data)

		Years Ended March 31,

	2003	2002	2001 (unaudited)

Current:
Federal	$15,484	$9,491	$(24,062)
State	3	(514)	(4,315)
Foreign	(27)	(925)	(1,582)

	15,460	8,052	(29,959)

Deferred:
Federal	(5,332)	(4,572)	10,736
State	(4,104)	1,792	2,366
Foreign	154	(55)	126

	(9,282)	(2,835)	13,228

	$6,178	$5,217	$(16,731)

The Company’s income (loss) before income taxes consisted of the following for the years ended March 31:

		Years Ended March 31,
			2001
	2003	2002	(unaudited)

United States	$(28,363)	$(10,643)	$43,127
Foreign	(1,002)	2,317	12,197

Total income (loss) before income tax benefit	$(29,365)	$(8,326)	$55,324

The Company’s investment in its Taiwan subsidiary is essentially permanent in duration and undistributed foreign earnings on March 31, 2003 amounted to $11,293. The Company was granted a five-year tax holiday in Taiwan, which will expire in 2006. The net impact of this tax holiday was to decrease income tax by approximately $0, $203 and $0 for the years ended March 31, 2003, 2002 and 2001, respectively.

The Company’s effective tax rate varies from the statutory U.S. federal rate primarily due to the use of tax credits, the effect of state income taxes, deferred tax asset valuation allowances and the impact of foreign taxes on its Taiwanese subsidiary. The difference between the Company’s effective income tax rate and U.S. federal statutory rate is reconciled as follows:

		March 31,
			2001
	2003	2002	(unaudited)

Provision computed at federal statutory rate	35%	35%	35%
State taxes, net of federal tax benefit	6	6	6
Foreign taxes	(1)	14	(5)
Permanent differences	(1)	13	2
Valuation allowances	(19)	—	—
Other	1	(5)	(8)

Effective income tax rate	21%	63%	30%

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands, except per share data)

Net deferred taxes are classified on the accompanying Consolidated Balance Sheets according to the classification of the underlying tax attributes. The tax effects of temporary differences that give rise to deferred assets and liabilities generally relate to reporting differences arising due to timing differences. Significant components of deferred tax assets and liabilities as of March 31, 2003 and 2002 are as follows:

March 31, 2003:	United States	Taiwan	Total

Deferred tax assets (liabilities):
Deferred compensation	$30	$—	$30
Net operating loss carryforwards	3,356	337	3,693
Tax credits carryforwards	2,552	138	2,690
Other	480	119	599

Gross deferred assets	6,418	594	7,012
Valuation allowance	(5,708)	(297)	(6,005)

Deferred tax assets	710	297	1,007

Property and equipment	(2,997)	—	(2,997)

Deferred tax liabilities	(2,997)	—	(2,997)

Net deferred income tax assets (liabilities)	$(2,287)	$297	$(1,990)

March 31, 2002:	United States	Taiwan	Total

Deferred tax assets (liabilities):
Deferred compensation	$7,505	$—	$7,505
State income taxes	(165)	—	(165)
Tax credits carryforwards	781	—	781
Other	1,184	143	1,327

Deferred tax assets	9,305	143	9,448

Property and equipment	(2,156)	—	(2,156)

Deferred tax liabilities	(2,156)	—	(2,156)

Net deferred income tax assets (liabilities)	$7,149	$143	$7,292

The Company had cummulative net operating loss carryforwards and tax credit carryforwards of approximately $38,826 as of March 31, 2003, which consists of $605 federal tax credit and $38,221 state tax credit carryforwards. The state carryforwards expire in 2012 if not utilized.

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against certain deferred tax assets at March 31, 2003. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

\

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands, except per share data)

14.	LD Fiberoptics Joint Venture (information prior to April 1, 2001 is unaudited)

LD Fiberoptics, LLC (“LD Fiberoptics”) was a joint venture created in February 2000 between Lucent Technologies Inc. (“Lucent”) and the Company. Lucent and the Company formed LD Fiberoptics as a limited liability company under and pursuant to the provisions of the Delaware Act. The joint venture was formed with capital contributions by both parties to develop and subsequently manufacture fiberoptic products. Lucent maintained a 51 percent controlling interest in the joint venture, and the Company maintained a 49 percent ownership interest in the joint venture. On December 11, 2000, the Company and Lucent mutually agreed to the dissolution of the joint venture through the distribution of assets and satisfaction of liabilities. As a result, the Company recognized an estimated loss of $2,101 for the year ended March 31, 2001. At March 31, 2002 the joint venture had completed the final accounting and planned to file the necessary dissolution documentation. Upon completion of the final accounting, the Company’s estimated portion of the loss was not as great as originally estimated. Thus, the Company recognized a gain of $544 during the year ended March 31, 2002 to properly reflect the loss on dissolution which was originally recorded in the year ended March 31, 2001. The joint venture was dissolved in fiscal 2003.

15.	Geographic and Product Information

The breakdown of sales by geographic customer destination is as follows:

		Years Ended March 31,
			2001
	2003	2002	(unaudited)

United States	$13,671	$46,313	$117,894
International	7,064	24,300	45,900

Total	$20,735	$70,613	$163,794

The majority of the Company’s long-lived assets are located in the United States. Long-lived assets consist primarily of long-term investments, property, plant and equipment, net of accumulated depreciation and deposits. The following represents the geographic location of long-lived assets:

	March 31,
	2003	2002

United States	$56,532	$65,174
Taiwan	12,278	13,322

Total	$68,810	$78,496

DiCon’s revenue breakdown over the last three fiscal years by product line has been as follows:

	Years Ended March 31,
	2003	2002	2001

WDM	50%	60%	68%
Switch	50%	40%	32%

16.	Commitments and contingencies

The Company normally provides warranties for its products for one year. The Company provides reserves for the estimated cost of product warranties at the time revenue is recognized. Estimates of the costs of warranty obligations are based on the Company’s historical experience of known project failure rates, use of materials and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands, except per share data)

Should the Company’s accrual experience relative to these factors differ from estimates, the Company may be required to record additional warranty reserves. Alternatively, if the Company provides more reserves than needed, the Company may reverse a portion of such provision in future periods.

Changes in the Company’s warranty accrual, which is included as a component of accounts payable and accrued liabilities on the Consolidated Balance Sheets, are as follows:

	Years Ended March 31,
	2003	2002

Balance at April 1, 2002	$247	$247
Accruals for warranties during the period	22	622
Settlements made (in cash) during the year	(213)	(622)

Balance at March 31, 2003	$56	$247

The Company has non-cancelable operating leases from several different outside parties for buildings. The leases expire in different years from 2003 through 2011. The leases require the Company to pay insurance, real property taxes in excess of the base property taxes in all tax years and maintenance costs. Lease expense net of sublease income for the years ended March 31, 2003, 2002 and 2001, was $587, $2,386, and $1,790 (unaudited), respectively.

Prior to the expiration of certain of the Company’s operating leases, the Company moved to its new facilities in Richmond, California. Accordingly, certain of the leased properties were no longer used for operating purposes and are available for sublease. During the years ended March 31, 2002 and 2001, the Company accrued an estimated liability for remaining costs, net of estimated sublease income, in the amount of $1,457 and $449.

In the fourth quarter of fiscal 2003, the Company vacated an additional 50,000 square feet of leased space in Richmond, California. As a result, an additional charge of $512 for the abandonment of this facility was accrued in the year ended March 31, 2003.

The Company’s estimate of the liability for the remaining costs of these leases is subject to change depending on the length of time required to sublease the properties and the rates at which the properties may be subleased. Prior to the end of the current fiscal year, the Company terminated four of the leases for leased facilities that were previously abandoned. The termination of these leases resulted in the reversal of $432 of the liability for excess facilities accrued in the years ended March 31, 2002 and 2001. The net impact to the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended March 31, 2003 due to the new accrual and the reversal was a reversal of the liability for excess facilities of $80. As of March 31, 2003 the reserve for future lease expenses, net of expected sublease income, is $519 and is included in accounts payable and accrued liabilities in the Consolidated Balance Sheets.

As of March 31, 2003 the Company’s future (gross) commitments under all leases are as follows:

Year Ending March 31,
2004	$502
2005	409
2006	199
2007	21
2008	21
Thereafter	57

$1,209

(b)  Financial Statement Schedule.

Valuation and Qualifying Accounts

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions/	End of
Description	of Period	Expenses	Accounts	Writeoffs	Period

Allowances for doubtful accounts
Year ended March 31, 2001	$—	$508,345	$—	$(60,692)	$447,653
Year ended March 31, 2002	$447,653	$721,209		$(534,848)	$634,014
Year ended March 31, 2003	$634,014	$37,390		$(594,374)	$77,030
Allowances for deferred tax assets
Year ended March 31, 2001	$—	$—	$—	$—	$—
Year ended March 31, 2002	$—	$—	$—	$—	$—
Year ended March 31, 2003	$—	$—	$6,005,000	$—	$6,005,000
Provision for estimated losses due to vacated properties
Year ended March 31, 2001	$—	$449,455	$—	$—	$449,455
Year ended March 31, 2002	$449,455	$1,363,334	$—	$—	$1,812,789
Year ended March 31, 2003	$1,812,789	$511,896	$—	$(1,805,749)	$518,936
Liabilities assumed in dissolution of joint venture
Year ended March 31, 2001	$—	$845,000	$—	$—	$845,000
Year ended March 31, 2002	$845,000	$—	$—	$(543,971)	$301,029
Year ended March 31, 2003	$301,029	$—	$—	$(301,029)	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     In March 2002, DiCon dismissed Arthur Andersen LLP (“Andersen”) as its independent public accountants. DiCon engaged PricewaterhouseCoopers LLP (“PwC”) as its independent accountants, effective as of March 31, 2002.

     The reports of Andersen on the financial statements for the fiscal year 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with its audit for the 2001 fiscal year and through Date of dismissal.June 30, 2002, there were no:

(1)	disagreements between DiCon and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Andersen, would have caused them to make reference to the subject matter of the disagreement or disagreements in their reports on the financial statements for such years; or

(2)	reportable events involving Andersen that would have required disclosure under Item 304(a)(1)(v) of Regulation S-K.

     DiCon has requested that Andersen furnish DiCon with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of an email dated July 10, 2002, from Andersen indicating that it is no longer able to respond to such requests is filed as Exhibit 16.1 to the Form 10 Registration Statement filed by DiCon on July 23, 2002.

     During the fiscal years ended March 31, 2001, 2002, and 2003, and through June 27, 2003, DiCon did not consult PwC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on DiCon’s consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     DiCon’s executive officers, significant employees and directors as of June 27, 2003, are as follows:

Name	Age	Position

Ho-Shang Lee, Ph.D.	44	President, Chief Executive Officer and Director
Gilles M. Corcos, Ph.D.	76	Chairman of the Board and Director
Paul Ming-Ching Lo	45	Vice President of Manufacturing and Operations
Jannett Wang	50	Vice President of Administration
Chun-Lung Lin	44	President of Global Fiberoptics Inc. and Director
Anthony T. Miller	61	General Counsel and Secretary
Andrew F. Mathieson	46	Director
Dunson Cheng, Ph.D.	58	Director

     Ho-Shang Lee, Ph.D., President, Chief Executive Officer and Director. Dr. Ho-Shang Lee has served as DiCon’s President, Chief Executive Officer and a member of the Board of Directors since the inception of DiCon in June 1986. Dr. Lee earned his B.S. in Engineering from National Cheng-Kung University, Taiwan, in 1979 and his M.S. and Ph.D. in Mechanical Engineering from the University of California, Berkeley in 1984 and in 1986, respectively.

     Gilles M. Corcos, Ph.D., Chairman of the Board and Director. Dr. Gilles M. Corcos has served as Chairman of the Board and Director since 1986. Dr. Corcos has also served as Chief Financial Officer. From 1958 to 1990, Dr. Corcos was a professor in the University of California, Berkeley’s Mechanical Engineering Department. Dr. Corcos holds a Ph.D. from the University of Michigan and a Doctorat d’Etat (Physics) from the University of Grenoble, France. Dr. Corcos also serves as a director of Agua Para La Vida, a non-government organization incorporated in the State of California.

     Paul Ming-Ching Lo, Vice President of Manufacturing and Operations. Paul Ming-Ching Lo joined DiCon in August 1997. Prior to joining DiCon, Mr. Lo was President and Chief Engineer of FEAC Technologies, Inc. from 1986 to 1997. Mr. Lo earned his B.S. in Engineering in 1979 from National Cheng-Kung University, Taiwan.

     Jannett Wang, Vice President of Administration. Jannett Wang joined DiCon in April 1999. Prior to joining DiCon, Ms. Wang worked for several management consulting firms, including Data Resources Inc. (now McGraw Hill). Ms. Wang earned a B.S. in Engineering in 1974 from National Taiwan University and an M.B.A. in 1981 from Columbia University. Ms. Wang did graduate work in economics and city and regional planning at the University of Pennsylvania.

     Chun-Lung Lin, President of Global Fiberoptics Inc. and Director. Chun-Lung Lin is the President of Global Fiberoptics Inc., DiCon’s subsidiary in Taiwan. Before joining Global Fiberoptics Inc. in January 2000, Mr. Lin owned and managed a construction company for ten years. Mr. Lin joined DiCon’s Board of Directors in June 2000. Mr. Lin earned a B.S. and an M.S. in Engineering from National Cheng-Kung University, Taiwan, in 1979 and 1981, respectively. He is the brother-in-law of Dr. Ho-Shang Lee.

     Anthony T. Miller, General Counsel and Secretary. Anthony T. Miller joined DiCon in March 2000. Before joining DiCon, Mr. Miller was in private law practice in San Francisco. Mr. Miller’s prior experience includes serving as Vice President-Administration, General Counsel and Secretary of American Resource Corporation, and as an Assistant General Counsel of Bank of America. Mr. Miller earned a B.A. in Political Science from Stanford University in 1964 and a J.D. from Hastings College of Law in 1968.

     Andrew F. Mathieson, Director. Andrew F. Mathieson has served as a member of the Board of Directors since June 2000. Mr. Mathieson is the President of Fairview Capital, a registered investment advisor located in Larkspur, California. Fairview, which was founded by Mr. Mathieson in 1995, manages separate portfolios and is the General Partner of two private investment partnerships. Mr. Mathieson earned a B.A. from Yale University in 1978, and an M.B.A. from Stanford University in 1984.

     Dunson Cheng, Ph.D., Director. Dr. Dunson Cheng joined the Board of Directors in February 2002. Dr. Cheng is the Chairman and President of Cathay Bank. Dr. Cheng earned his B.S. in Applied Math and Physics from the University of Wisconsin at Madison, Wisconsin and his Ph.D. in Physics from the State University of New York at Stony Brook, and did post-doctorate research at the University of Oregon. Dr. Cheng worked for Xerox before joining Cathay Bank. Dr. Cheng was appointed President of Cathay Bank in 1985 and Chairman in 1994.

     Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and holders of more than 10% of the Company’s common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock of the Company. Such officers, directors, and 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of such forms that it has received, the Company believes that, during fiscal year 2002, all Section 16(a) filing requirements were satisfied on a timely basis.

Item 11. Executive Compensation.

     Summary Compensation Table:

     The following table sets forth all compensation for the chief executive officer, the three most highly compensated executive officers other than the chief executive officer who were serving at the end of the fiscal year ended March 31, 2003 (fiscal year 2002), and two executive officers for whom disclosures would have been provided but for the fact they were not serving as an executive officer at the end of the last completed fiscal year. This table shows the compensation earned by these individuals for the last three fiscal years ended March 31, 2003.

		Annual Compensation			Long-term Compensation

	Fiscal				Securities
Name And Principal	Year Ended				Underlying	LTIP		All Other
Position	March 31	Salary ($)		Bonus ($) (1)	Options (#) (2)	Payouts ($) (3)		Compensation ($) (4)

Ho-Shang Lee, Ph.D.	2003	$60,328		—	—	—		$1,760
President and Chief	2002	$65,700		—	—	—		$4,800
Executive Officer	2001	$72,000		$2,691,000	—	—		$4,600
Paul Ming-Ching Lo	2003	$142,954		—	—	$451,933	(5)	$3,260
Vice President of	2002	$144,480		—	—	$251,074		$3,611
Manufacturing and Operations	2001	$133,083		$21,752	676,354	—		$1,007,560	(6)
Jannett Wang	2003	$80,084		—	—	—		—
Vice President of	2002	$88,575		—	20,368	—		—
Administration	2001	$61,283		—	122,208	—		—
Anthony T. Miller	2003	$243,515		—	—	—		—
General Counsel and	2002	$251,599		—	22,400	—		—
Secretary	2001	$195,353		$21,752	134,400	—		—
David I. Polinsky, Ph.D.	2003	$134,306	(7)	—	—	$7,213,050	(8)	—
Senior Vice President,	2002	$299,875		—	—	$2,404,350		$4,613
Business Development	2001	$300,000		—	4,212,000	—		$9,621,900	(9)
Frank W. Tilley	2003	$163,713	(10)		—	—		$5,500
Director of Finance	2002	$184,615		—	100,000	—		$5,100
	2001	$98,718	(11)	—	—	—		—

(1)	Prior to April 2001, DiCon maintained a discretionary profit sharing bonus plan for eligible employees. Profit sharing payments were determined and paid on an annual basis. The profit sharing bonus shown for the fiscal year ended March 31, 2001, was paid to the named executives (as well as to other eligible employees) on April 16, 2001. This plan was discontinued in April 2001.

(2)	Effective March 31, 2001, DiCon offered a new Employee Stock Option Plan to replace its Phantom Stock Plan which had been in place since 1999. Under the terms of the Employee Stock Option Plan, employees who were participants in the Phantom Stock Plan were allowed to convert their vested phantom stock units and their “promised” phantom stock units to cash payments of $4.11 per share (paid in equal annual installments over four years), additional employee stock options, or a combination of both. Options that were converted from vested phantom stock units vested immediately. Options that were converted from promised phantom stock units vest in accordance with the original vesting schedule for the phantom stock units, but not less than 20 percent per year. The number of shares shown in this column includes stock options granted on the conversion from the Phantom Stock Plan to the Employee Stock Option Plan.

(3)	The amounts in this column cash payments received by the named employees under the conversion from the Phantom Stock Plan to the Employee Stock Option Plan. Amounts shown for the fiscal year ended March 31, 2002, are the first annual installments paid on March 28, 2002. For amounts shown for the fiscal year ended March 31, 2003, see footnotes (5) and (8) below.

(4)	The amounts in this column include DiCon’s contributions to the 401(k) plan which covers all eligible employees who meet certain service requirements and the future cash payments resulting from the conversion of the Phantom Stock Plan to the Employee Stock Option Plan. The actual amounts paid on the future cash payments are shown in column (3) in the fiscal year ended March 31, 2003.

Employees may elect to defer a portion of their gross salary to their accounts within the 401(k) plan. DiCon at its option may make additional contributions to the employee accounts. For the fiscal years ended March 31, 2003, 2002, and 2001, DiCon elected to match 50 percent of the first 6 percent of the employee contributions. DiCon’s contributions are subject to a six-year vesting schedule.

(5)	The amount is the cash payment received pursuant to the Company’s offer for an early discounted payment to employees who were entitled to future cash payments in installments under the conversion of the Phantom Stock Plan to the Employee Stock Option Plan. The amount of future cash payments to which the named employee was originally entitled is stated in footnote (6) below.

(6)	The amount includes DiCon’s 401(K) contribution of $3,265 and the future promised cash payments of $1,004,295 from conversion (see footnotes (3) and (4) above). The first installment of $251,074 was paid on March 28, 2002. The amount of the remaining future promised cash payments of $753,221 were reduced by $301,288, resulting in a discounted cash payment of $451,933 on January 10, 2003. See footnote (5) above.

(7)	Dr. Polinsky voluntarily resigned his position with DiCon on August 30, 2002.

(8)	The amount is the cash payment received by the employee upon his resignation under the terms of the conversion of the Phantom Stock Plan to the Employee Stock Option Plan. The amount of future cash payments to which the named employee was originally entitled is stated in footnote (9) below.

(9)	The amount includes DiCon’s 401(K) contribution of $4,500 and the future promised cash payout of $9,617,400 from conversion (see footnotes (3) and (4) above).

(10)	Mr. Tilley voluntarily resigned his position with DiCon on January 31, 2003.

(11)	Mr. Tilley was hired on July 25, 2000.

     Options Grants in Last Fiscal Year

     There were no stock options for DiCon shares granted to the executive officers listed in the Summary Compensation Table during the fiscal year ended March 31, 2003.

     Aggregated Options Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth for executive listed in the Summary Compensation Table the number of options exercised in the fiscal year ended March 31, 2003, and the number of shares subject to both exercisable and unexercisable stock options as of March 31, 2003. In addition, the table sets forth the value of unexercised options as of March 31, 2003.

Number Of Shares
			Underlying Unexercised		Value of Unexercised in-the-
	Shares		Options at Fiscal Year-End		money Options at Fiscal Year
	Acquired	Value	(# of shares)		End (1)
	On	Realized
Name	Exercise	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Paul Ming-Ching Lo Vice President of Manufacturing and Operations	—	—	532,354	144,000	—	—
Jannett Wang Vice President of Administration	—	—	71,557	71,019	—	—
Anthony T. Miller General Counsel and Secretary	—	—	66,560	90,240	—	—
David I. Polinsky, Ph.D. Senior Vice President, Business Development	—	—	—	—	—	—
Frank W. Tilley Director of Finance	—	—	—	—	—	—

(1)	The value of unexercised options is based on the fair market value of the underlying stock at fiscal year end, as determined by the Board of Directors.

     Compensation of Directors

     All Directors are reimbursed for out-of-pocket expenses incurred in connection with attending Board meetings.

     Non-employee Directors receive stock options under the Employee Stock Option Plan as follows:

     Upon first joining the Board, each Director is granted 20,000 stock options. These options vest in twelve equal quarterly installments, commencing on the last day of the calendar quarter in which the option was granted.

     Immediately after each annual shareholders meeting, each Director elected to the Board is granted 10,000 stock options. These options vest in four equal quarterly installments, commencing on the last day of the calendar quarter in which the option was granted.

     The exercise price for the options is the fair market value of the shares on the date of the grant.

     The term of the options is five years from the date of the grant.

     Board Report on Executive Compensation

     Compensation for the President and Chief Executive Officer is determined by the Board based on competitive factors and the contribution of the President and Chief Executive Officer.

     Compensation for executive officers and significant employees is determined by the President and Chief Executive Officer based on competitive factors and the contribution of the individual employee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth information regarding persons who are known to DiCon to be the beneficial owner of more than five percent of DiCon’s common stock as of March 31, 2003:

	Name	Amount
	And Address	And Nature Of
Title Of Class	Of Beneficial Owner	Beneficial Ownership		Percent Of Class

Common	Ho-Shang Lee, Ph.D. 1689 Regatta Blvd. Richmond, CA 94804	28,003,618	(1)	24.78%
Common	Gilles M. Corcos, Ph.D., as Trustee for The Gilles M. Corcos Trust 1689 Regatta Blvd. Richmond, CA 94804	14,626,410		12.94%
Common	Anne Bleecker Corcos, as Trustee for The Anne Bleecker Corcos Revocable Trust 88 Codornies Road Berkeley, CA 94708	11,786,000		10.43%
Common	Mei-Li Lee 1689 Regatta Blvd. Richmond, CA 94804	21,271,106	(2)	18.82%
Common	Samuel L. Taylor 506 Arlington Ave. Berkeley, CA 94707	14,522,920	(3)	12.85%

(1)	Includes 1,003,618 shares issued to employees under the ESOP and the Employee Stock Purchase Plan which are subject to voting right agreements pursuant to which Dr. Lee has sole voting rights.

(2)	Includes 261,357 shares subject to stock options under the Employee Stock Option Plan (“ESOP”) which are exercisable or exercisable within 60 days.

(3)	Includes 7,076,000 shares held by Mr. Taylor as co-Trustee for the Charlotte Bliss Taylor Trust.

(b)  Security Ownership of Management.

     The following table sets forth information regarding DiCon’s common stock beneficially owned by all directors and executive officers as of March 31, 2003:

		Amount
	Name	And Nature Of		Percent Of
Title Class	Of Beneficial Owner	Beneficial Ownership		Class

Common	Ho-Shang Lee, Ph.D.	28,003,618	(1)	24.78%
Common	Gilles M. Corcos, Ph.D., as Trustee for The Gilles M. Corcos Trust	14,626,410		12.94%
Common	Paul Ming-Ching Lo	600,165	(2)	0.53%
Common	Jannett Wang	93,647	(3)	0.08%
Common	Chung-Lung Lin	3,675,885	(4)	3.25%
Common	Anthony T. Miller	106,744	(5)	0.09%
Common	Andrew F. Mathieson, as co-Trustee for the Charlotte Bliss Taylor Trust	7,092,666	(6)	6.28%

		Amount
	Name	And Nature Of	Percent Of
Title Class	Of Beneficial Owner	Beneficial Ownership	Class

Common	Dunson Cheng	16,666 (7)	0.01%

	Total for directors, executive officers and significant employees	54,215,801	47.96%

(1)	Includes 1,003,618 shares issued to employees under the ESOP and the Employee Stock Purchase Plan which are subject to voting right agreements pursuant to which Dr. Lee has sole voting rights.

(2)	Includes 532,354 shares subject to stock options under the ESOP which are exercisable or exercisable within 60 days.

(3)	Includes 90,757 shares subject to stock options under the ESOP which are exercisable or exercisable within 60 days.

(4)	Includes 16,000 shares subject to stock options under the ESOP which are exercisable or exercisable within 60 days and 1,180,000 shares held by a company owned by Mr. Lin.

(5)	Includes 95,360 shares subject to stock options under the ESOP which are exercisable or exercisable within 60 days.

(6)	Includes 16,666 shares subject to stock options under the ESOP which are exercisable or exercisable within 60 days.

(7)	These are shares subject to stock options under the ESOP which are exercisable or exercisable within 60 days.

(c)  Changes in Control.

     There are no arrangements, known to the registrant, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13. Certain Relationships and Related Transactions.

     Dunson Cheng is the Chairman, President and a shareholder of Cathay Bank. Cathay Bank was the lender under the construction loan for the Company’s corporate headquarters and manufacturing facility in Richmond, California, and is the lender under the mortgage loan which refinanced the construction loan. (See Note 9 to financial statements appearing herein.). Dunson Cheng became a Director of DiCon in February 2002.

     During the fiscal year ended March 31, 2003, DiCon paid Cathay Bank $1,985,962 in principal and interest on the mortgage loan. The loan balance at March 31, 2003, was $26,193,176. The mortgage loan has a balloon payment due on November 20, 2004. At present interest rates, the balloon payment is estimated to be approximately $25,154,168. DiCon anticipates that it will refinance the mortgage loan at maturity, but there can be no certainty that it will be able to do so at that time.

     The bank line of credit to Global from a Taiwan bank is personally guaranteed by Ho-Shang Lee, President and Chief Executive Officer of DiCon, and corporately guaranteed by DiCon. Neither guarantor receives any fee or other compensation for issuing its guarantee.

     The line of credit to Global backed by commercial paper issued by Global is personally guaranteed by Chun-Lung Lin, President of Global. Guarantor does not receive any fee or other compensation for issuing its guarantee.

Item 14. Controls and Procedures.

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

Item 15. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation of DiCon Fiberoptics, Inc., filed June 2, 1986. (a)

3.1.1	Certificate of Amendment of Articles of Incorporation of DiCon Fiberoptics, Inc., filed November 9, 1988. (a)

3.1.2	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed April 12, 2000. (a)

3.1.3	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed January 24, 2001. (a)

3.1.4	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed June 26, 2002. (a)

3.2	By-Laws of DiCon Fiberoptics, Inc., as amended dated May 15, 2002. (a)

4.1	Specimen Common Stock Certificate. (a)

4.2	Form of Buy-Sell Agreement (investors). (a)

4.2.1	Form of Buy-Sell Agreement (employees). (a)

9.1	Form of Voting Rights Agreement. (a)

10.1	DiCon Fiberoptics, Inc. Employee Stock Option Plan. (a)

10.2	DiCon Fiberoptics, Inc. Employee Stock Purchase Plan. (a)

10.3	Term Loan Agreement with Cathay Bank dated November 20, 2001, together with Promissory Note issued thereunder. (a)

10.3.1	Indemnity from Ho-Shang Lee in favor of Cathay Bank dated November 20, 2001. (a)

10.4	Equipment Loan and Security Agreement with First Bank & Trust dated April 25, 2001, together with Promissory Note (Equipment Loan) issued thereunder. (a)

10.4.1	Modification to Loan and Security Agreement dated May 31, 2002. (a)

10.5	Lease Agreement with Lincoln Marina Bay, a California limited partnership, dated August 8, 2000, for premises at 1100 Marina Way South, Richmond, California. (a)

10.6	Multi-Tenant Industrial Triple Net Lease with Catellus Development Corporation dated December 3, 1999, for premises at 938 Marina Way South, Richmond, California. (a)

10.7	Multi-Tenant Industrial Triple Net Lease with Catellus Development Corporation dated December 3, 1999, for premises at 914 Marina Way South, Richmond, California. (a)

16.1	Letters re Change in Certifying Accountant. (a)

21.1	Subsidiaries of Registrant. (a)

99.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

Exhibit No.	Description

99.2	Certificate of Vice President of Administration pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(a)	Incorporated by reference from the correspondingly numbered Exhibit to the Form 10 Registration Statement filed by registrant with the Securities and Exchange Commission on July 23, 2002.

(b)	Reports on Form 8-K.

          None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICON FIBEROPTICS, INC. (Registrant)

Date: June 27, 2003	By:	/s/ Ho-Shang Lee

	Name: Title:	(Signature) Ho-Shang Lee, Ph.D. President and Chief Executive Officer (principal executive officer)

Date: June 27, 2003	By:	/s/ Jannett Wang

(Signature)
	Name: Title:	Jannett Wang Vice President of Administration (principal financial officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DICON FIBEROPTICS, INC. (Registrant)

Date: June 27, 2003	By:	/s/ Jannett Wang

	Name: Title:	(Signature) Jannett Wang Vice President of Administration (principal accounting officer)

Date: June 27, 2003	By:	/s/ Gilles M. Corcos

	Name: Title:	(Signature) Gilles M. Corcos Chairman of the Board of Directors

Date: June 27, 2003	By:	/s/ Ho-Shang Lee

	Name: Title:	(Signature) Ho-Shang Lee Member of the Board of Directors

Date: June 27, 2003	By:	/s/ Andrew F. Mathieson

	Name: Title:	(Signature) Andrew F. Mathieson Member of the Board of Directors

Date: June 27, 2003	By:	/s/ Chun-Lung Lin

	Name: Title:	(Signature) Chun-Lung Lin Member of the Board of Directors

Date: June 27, 2003	By:	/s/ Dunson Cheng

	Name:	(Signature) Dunson Cheng
	Title:	Member of the Board of Directors

CERTIFICATION

I, Ho-Shang Lee, certify that:

1.	I have reviewed this annual report on Form 10-K of DiCon Fiberoptics, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 27, 2003

By:	/s/ Ho-Shang Lee, Ph.D.

(Signature)

Name: Title:	Ho-Shang Lee, Ph.D. President and Chief Executive Officer (principal executive officer)

CERTIFICATION

I, Jannett Wang, certify that:

1.	I have reviewed this annual report on Form 10-K of DiCon Fiberoptics, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 27, 2003

By:	/s/ Jannett Wang

(Signature)

Name: Title:	Jannett Wang Vice President of Administration (principal financial officer)

Exhibit Index

Exhibit No.	Description

3.1	Articles of Incorporation of DiCon Fiberoptics, Inc., filed June 2, 1986. (a)

3.1.1	Certificate of Amendment of Articles of Incorporation of DiCon Fiberoptics, Inc., filed November 9, 1988. (a)

3.1.2	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed April 12, 2000. (a)

3.1.3	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed January 24, 2001. (a)

3.1.4	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed June 26, 2002. (a)

3.2	By-Laws of DiCon Fiberoptics, Inc., as amended dated May 15, 2002. (a)

4.1	Specimen Common Stock Certificate. (a)

4.2	Form of Buy-Sell Agreement (investors). (a)

4.2.1	Form of Buy-Sell Agreement (employees). (a)

9.1	Form of Voting Rights Agreement. (a)

10.1	DiCon Fiberoptics, Inc. Employee Stock Option Plan. (a)

10.2	DiCon Fiberoptics, Inc. Employee Stock Purchase Plan. (a)

10.3	Term Loan Agreement with Cathay Bank dated November 20, 2001, together with Promissory Note issued thereunder. (a)

10.3.1	Indemnity from Ho-Shang Lee in favor of Cathay Bank dated November 20, 2001. (a)

10.4	Equipment Loan and Security Agreement with First Bank & Trust dated April 25, 2001, together with Promissory Note (Equipment Loan) issued thereunder. (a)

10.4.1	Modification to Loan and Security Agreement dated May 31, 2002. (a)

10.5	Lease Agreement with Lincoln Marina Bay, a California limited partnership, dated August 8, 2000, for premises at 1100 Marina Way South, Richmond, California. (a)

10.6	Multi-Tenant Industrial Triple Net Lease with Catellus Development Corporation dated December 3, 1999, for premises at 938 Marina Way South, Richmond, California. (a)

10.7	Multi-Tenant Industrial Triple Net Lease with Catellus Development Corporation dated December 3, 1999, for premises at 914 Marina Way South, Richmond, California. (a)

16.1	Letters re Change in Certifying Accountant. (a)

21.1	Subsidiaries of Registrant. (a)

99.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

99.2	Certificate of Vice President of Administration pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(a)	Incorporated by reference from the correspondingly numbered Exhibit to the Form 10 Registration Statement filed by registrant with the Securities and Exchange Commission on July 23, 2002.