Form 10-Q
period 2003-06-30
DICON FIBEROPTICS INC
filed 2003-08-13
CIK 1119012

SECURITIES AND EXCHANGE COMMISISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to __________

Commission file number 0-49939

DICON FIBEROPTICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

California	94-3006185
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

1689 Regatta Blvd
Richmond, California	94804
(Address of Principal Executive Offices)	(Zip Code)

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

Yes   ☒      No   ☐

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

DiCon Fiberoptics, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	March 31,
	2003	2003
	(unaudited)	(1)

Assets
Current assets:
Cash and cash equivalents	$3,205	$3,757
Marketable securities	24,678	10,851
Accounts receivable, net of allowance for doubtful accounts of $135 and $77, respectively	2,307	2,203
Inventories, net	3,893	3,864
Prepaid expenses and other current assets	293	388
Income tax receivable	15	15,262
Deferred income taxes	387	268

Total current assets	34,778	36,593
Property, plant and equipment, net	65,810	68,202
Deferred income taxes	813	739
Other assets	596	608

Total assets	$101,997	$106,142

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,465	$7,185
Mortgage and other debt	4,634	3,927
Income taxes payable	52	23
Deferred compensation payable	153	33

Total current liabilities	11,304	11,168
Deferred compensation payable, net of current portion	140	36
Deferred income taxes	2,925	2,997
Mortgage and other debt, net of current portion	28,038	28,565

Total liabilities	42,407	42,766

Commitments
Shareholders’ equity:
Common stock: no par value; 200,000,000 shares authorized; 112,016,766 and 112,039,831 shares issued and outstanding, respectively	22,305	22,333
Additional paid-in capital	13,199	13,199
Deferred compensation	(848)	(970)
Retained earnings	26,954	30,838
Accumulated other comprehensive loss	(2,020)	(2,024)

Total shareholders’ equity	59,590	63,376

Total liabilities and shareholders’ equity	$101,997	$106,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1) Balances at March 31, 2003 are derived from the audited Financial Statements at that date.

DiCon Fiberoptics, Inc. and Subsidiary
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Three Months Ended
	June 30,
	2003	2002
	(unaudited)	(unaudited)

Net sales	$3,768	$6,579
Cost of goods sold	4,584	6,527

Gross (loss) profit	(816)	52
Selling, general and administrative expenses	1,454	3,013
Research and development expenses	1,738	5,542

	3,192	8,555

Loss from operations	(4,008)	(8,503)
Other income (expense):
Realized (losses) gains on sales of marketable securities	95	47
Interest expense, net	(364)	(653)
Loss on disposal of property, plant and equipment	(14)	(8)
Others	143	(177)

Loss before income taxes	(4,148)	(9,294)
Income tax benefit	264	3,038

Net loss	$(3,884)	$(6,256)

Other comprehensive loss:
Foreign currency translation adjustment	$85	$917
Unrealized holding gains (losses) on marketable securities arising during the period, net of realized gains (losses) included in net loss	(81)	(502)

Comprehensive loss	$(3,880)	$(5,841)

Basic and diluted net loss per share	$(0.03)	$(0.06)

Average shares used in computing basic and diluted net loss per share	112,032	109,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows
(in thousands )

	Three Months Ended June 30,
	2003	2002
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(3,884)	$(6,256)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,401	2,603
Deferred incomes taxes	(265)	856
Provision for excess and obsolete inventories	306	165
Provision for bad debts	57	—
Loss on disposal of property, plant and equipment	14	8
Realized gain on available-for-sale marketable securities	(95)	(48)
Interest accretion on deferred compensation liability	328	235
Stock compensation expense	121	488
Changes in assets and liabilities:
Accounts receivable	(162)	2,246
Inventories	(327)	385
Prepaid expenses and other current assets	103	2,830
Income tax receivable	15,269	(3,894)
Other assets	14	15
Accounts payable and accrued liabilities	(697)	67
Deferred compensation payable	(103)	(249)

Net cash provided by (used in) operating activities	13,080	(549)

Cash flows from investing activities:
Purchases of marketable securities	(14,462)	(7,407)
Sales of marketable securities	660	123
Sales of property, plant and equipment	18	129
Purchases of property, plant and equipment	9	(1,037)

Net cash used in investing activities	(13,775)	(8,192)

Cash flows from financing activities:
Borrowings under mortgages and other debt	691	1,452
Repayment of mortgages and other debt	(520)	(1,093)
Proceeds from issuance of common stock, net of repurchases	(29)	3,687
Stock purchase subscription	—	6,245

Net cash provided by financing activities	142	10,291

Effect of exchange rate changes on cash and cash equivalents	1	32

Net change in cash and cash equivalents	(552)	1,582
Cash and cash equivalents, beginning of period	3,757	10,170

Cash and cash equivalents, end of period	$3,205	$11,752

Supplemental disclosures of cash flow information:
Cash paid for interest	$364	$418

The accompanying notes are an integral part of these condensed consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share amounts)

1.	Nature of Operations

DiCon Fiberoptics, Inc. and Subsidiary (“DiCon” or the “Company”) develops, manufactures and markets optical components, modules, and test instruments for the optical communications markets. The Company is incorporated in California and has a domestic manufacturing facility and headquarters in California. The Company, through Global Fiberoptics Inc. (“Global Fiberoptics”), its wholly owned Taiwanese subsidiary, formed in December 1999, also operates a manufacturing and sales facility in Kaohsiung, Taiwan, and conducts manufacturing, marketing and sales activities.

2.	Basis of presentation

The company operates and reports based on a fiscal year that ends on March 31. The accompanying unaudited condensed consolidated financial statements as of June 30, 2003 and for the three months ended June 30, 2003 and June 30, 2002, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information and on the same basis of presentation as the audited financial statements included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on June 27, 2003 (the “Company’s 10-K”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain part of the footnote disclosures related to the interim financial information included herein is also unaudited. Such financial information should be read in conjunction with the condensed consolidated financial statements and related notes thereto for the year ended March 31, 2003 as included in the Company’s 10-K.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.	Recent accounting pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was effective for years beginning after December 15, 2001. SFAS No. 144 supersedes FASB Statement No. 121 and parts of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions Relating to Extraordinary Items.” However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

DiCon Fiberoptics, Inc. and Subsidiary Notes to Condensed Consolidated Financial Statements (amounts in thousands, except share and per share amounts)

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended March 31, 2003 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended June 30, 2003. The Company did not elect to adopt the fair value method of accounting for stock-based employee compensation and, accordingly, the adoption of this standard had no material impact on its consolidated financial position, results of operations or cash flows.

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value of such awards at the grant dates as prescribed by SFAS No. 123, stock-based compensation costs would have impacted net (loss) income and (loss) income per common share for the fiscal years ended June 30, as follows:

	Three Months Ended June 30,
	2003	2002
	(unaudited)	(unaudited)

Net loss, as reported	$(3,884)	$(6,256)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	292	470
Deduct: Compensation expense based on fair value method, net of tax	(141)	(243)

Pro forma net loss	$(3,733)	$(6,029)

Reported net loss per share-basic and diluted	(0.03)	(0.06)
Pro forma net loss per share-basic and diluted	(0.03)	(0.05)

DiCon Fiberoptics, Inc. and Subsidiary Notes to Condensed Consolidated Financial Statements (amounts in thousand, except share and per share amounts)

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

In May 2003, the FASB has issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company’s third quarter of fiscal 2003. Management anticipates that the adoption of SFAS No. 150 will not have a material impact on the Company’s consolidated financial statements.

4.	Basic net loss per share

Basic (loss) earnings per share is computed by dividing the net (loss) income (numerator) by the weighted average number of common shares outstanding (denominator) during the periods, excluding the dilutive effect of stock options. Diluted net (loss) income per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. In computing diluted net (loss) income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds of stock option exercises.

The following is a reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share computations for the periods presented below:

	Three Months Ended June 30,
	2003	2002
	(unaudited)	(unaudited)

Numerator:
Net loss	$(3,884)	$(6,256)
Denominator:
Basic and diluted weighted average shares	112,032	109,666
Basic and diluted net loss per share	$(0.03)	$(0.06)

As a result of the losses incurred by the Company for the three months ended June 30, 2003, weighted average options to purchase 4,707 shares of common stock were anti-dilutive and excluded from the net loss per share calculations.

DiCon Fiberoptics, Inc. and Subsidiary Notes to Condensed Consolidated Financial Statements (amounts in thousand, except share and per share amounts)

5.	Marketable Securities

Available for sale securities included in the consolidated balance sheets as of June 30, 2003 and March 31, 2003 are as follows:

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2003 (unaudited)
Equity securities	$—	$—	$—	$—
Debt securities	24,678	—	—	24,678

Total	$24,678	$—	$—	—

March 31, 2003
Equity securities	$174	$81	$—	$255
Debt securities	10,596	—	—	10,596

Total	$10,770	$81	$—	$10,851

Debt securities include certificates of deposit with original maturities of greater than 90 days.

6.	Inventories, net

Inventories consist of the following as of June 30, 2003 and March 31, 2003:

	June 30,	March 31,
	2003	2003

	(unaudited)
Raw materials	$1,358	$1,989
Work-in-process	1,874	1,409
Finished goods	661	466

Total	$3,893	$3,864

7.	Property, Plant and Equipment, net

Property, plant and equipment consist of the following as of June 30, 2003 and 2002:

	June 30,	March 31,
	2003	2003

	(unaudited)
Land	$10,000	$10,000
Building and leasehold improvements	37,504	37,492
Machinery, equipment and fixtures	51,615	52,191

Property, plant and equipment	99,119	99,683
Less: Accumulated depreciation	(33,309)	(31,481)

Property, plant and equipment, net	$65,810	$68,202

Depreciation expense was $2,401 and $10,245 for the quarter ended June 30, 2003 and for the year ended March 31, 2003.

During the quarter ended June 30, 2003, the Company disposed of equipment and furniture with a net book value of $7 for proceeds of $1.

DiCon Fiberoptics, Inc. and Subsidiary Notes to Condensed Consolidated Financial Statements (amounts in thousand, except share and per share amounts)

8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of June 30, 2003 and March 31, 2003:

	June 30,	March 31,
	2003	2003

Accounts payable	$857	$2,151
Accrued payroll	882	325
Accrual for vacated properties	431	519
Accrued liabilities	605	519
Advance payments	3,690	3,671

	$6,465	$7,185

9.	Mortgage and Other Debt

The Company financed, in part, a new corporate campus by borrowing from a bank a construction loan of $27,000 on August 24, 2000. In November 2001, the same lender refinanced the outstanding balance of the construction loan with a mortgage loan maturing November 20, 2004 with an amortization schedule based on a 25-year loan. Interest on the mortgage loan is accrued at a variable interest rate based on changes in the lender’s prime rate as of the 20th of each month (4.25 percent at June 30, 2003). Principal and interest are payable monthly. The balance of the mortgage loan as of June 30, 2003 was $26,035 and the balance of the loan at maturity is estimated to be $25,154 at the current interest rate. During the year ended March 31, 2002, the Chairman, President and Chief Executive Officer of the institution with which the Company maintains the mortgage loan was appointed to the Company’s Board of Directors.

In June 2002, Global Fiberoptics renewed its line of credit of 200,000 New Taiwan Dollars (or approximately $5,780 as June 30, 2003) from a Taiwan bank, with interest based on a rate set by the bank at the time funds are drawn. The line matures on June 30, 2003. The amount drawn as of June 30, 2003 was $1,734 and was subsequently repaid in full during July 2003.

In April 2001, the Company obtained an equipment loan from a bank in the amount of $7,250. The loan is secured by specific pieces of equipment. The loan is repayable in equal monthly installments of principal and interest over 60 months beginning May 30, 2001. On June 30, 2003, the loan balance was $4,108. Effective April 30, 2002 and annually on April 30 of each year thereafter, the Company may elect to fix the interest rate on the equipment loan for a twelve month period at a rate of one-half of one percentage point (0.5 percent) per annum in excess of the prime rate. As of June 30, 2003, the Company had not elected the fixed rate option and the loan bore an interest rate of prime plus 0.5 percent (4.50 percent on June 30, 2003). On March 31, 2003, the Company was in violation of two of the financial covenants under this loan agreement. The bank agreed to waive the covenants, but added an additional covenant requiring the Company to maintain a balance of cash and marketable securities (excluding equity securities) of at least two times the outstanding loan balance. The waiver was extended through March 31, 2004. The Company was in compliance with the additional covenant as of June 30, 2003.

In December 2001, Global Fiberoptics issued commercial paper in the amount of 20,000 New Taiwan Dollars. Proceeds were used to repay borrowings under the bank line of credit for Global Fiberoptics. This loan was repaid in April 2002.

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Condensed Consolidated Financial Statements (amounts in thousands, except share and per share amounts)

In December 2002, Global Fiberoptics renewed its line of credit in Taiwan backed by commercial paper issued by Global Fiberoptics for a maximum of 220,000 New Taiwan Dollars (or approximately $6,357 as of June 30, 2003). The outstanding balance of any commercial paper under this line must be fully secured by either cash deposit or bond fund certificate. As of June 30, 2003, Global Fiberoptics had issued commercial paper in the amount of 27,500 New Taiwan Dollars (or approximately $795 as of June 30, 2003) under this line which will mature on December 24, 2003. The interest rate at June 30, 2003 was 1.12% and was based on a rate set by the bank at the time funds were drawn.

10.	Stock Plans and Deferred Compensation Liability

As an incentive for employees to assist in growing the Company, prior to March 31, 2001 the Company maintained a phantom stock plan (the “Phantom Stock Plan”) under which it granted eligible employees phantom stock units that entitled the employees to participate in the current and future value of the Company. In addition, the Company made contingent commitments to eligible employees to grant stock units in the future (the “Contingently Promised Stock Units”). The shares under the plan were valued semiannually, typically in May and December. These stock units vested 50 percent upon receipt and 50 percent on the first anniversary of the grant date and had an exercise price of zero. During the service period of one-year following the date of the grant, the vested units could be redeemed for cash on a net basis by forfeiting additional units equal to the number of units redeemed. Thereafter, a maximum of 60 percent of the units could be redeemed while the holder was still an employee of the Company. The Company recorded a liability for the value of the unredeemed vested shares at the current value as of the financial statement date.

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

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Condensed Consolidated Financial Statements (amounts in thousands, except share and per share amounts)

As of December 31, 2002, the total remaining undiscounted future payments related to the conversion of the Company’s Phantom Stock Plan to its Option Plan totaled $7,645, payable in three equal annual installments beginning March 31, 2003. In order to reduce this liability, the Company offered the participants an opportunity to receive an early payment in January 2003. As a result, under the terms of the early payment program, the Company paid $1,979 on January 10, 2003 and reduced the future liability for Contingently Promised Units by $2,058.

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

Compensation expense related to the Company’s stock compensation plans has been reflected in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2003 and 2002 as follows:

	For the three months ended June 30,
	2003	2002
	(unaudited)	(unaudited)

Cost of goods sold	$38	$73
Selling, general and administrative expenses	129	273
Research and development expenses	274	141

	$441	$487

11.	Income Tax Expense (Benefit)

The Company’s income tax benefit at June 30, 2003 of $264,000 is composed of a decrease in the net deferred tax liability arising from temporary differences between the financial reporting and tax bases of assets and liabilities. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company recorded a valuation allowance against its net operating losses and credits at March 31, 2003. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Consolidated Financial Statements (amounts in thousands, except share and per share amounts)

12.	Product Warranties

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

Changes in the Company’s warranty accrual, which is included as a component of accounts payable and accrued liabilities on the Consolidated Balance Sheets, are as follows:

	June 30,	March 31,
	2003	2003

	(unaudited)
Balance at beginning of period	$56	$247
Accruals for warranties during the period	56	22
Settlements made (in cash) during the year	(66)	(213)

Balance at closing of period	$46	$56

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding DiCon’s expectations, beliefs, anticipations, commitments, intentions and strategies regarding the future. Actual results could differ from those projected in any forward-looking statements. Factors that could contribute to such differences include, but are not limited to, those specific points discussed under “Risk Factors” in the Annual Report Form 10-K filed by DiCon with the SEC on June 27, 2003.

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

DiCon’s communications products include Wavelength Division Multiplexers (“WDMs”), amplifier components, switches and attenuators, MEMS devices and modules. Its measurement products include variable attenuators, tunable filters, and test instruments. DiCon markets and sells its products worldwide through its direct sales force, its subsidiary Global Fiberoptics and through selected distributors.

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

Beginning in January 2001, as the industry entered its downturn and consolidation phase, various customers cancelled existing orders. In some cases, DiCon was able to recover a portion of its costs through subsequent transactions with these customers. However, the Company also incurred substantial costs associated with obsolete inventory and cancelled orders. During the fiscal year ended March 31, 2003, DiCon wrote off $4.1 million of obsolete inventory as compared to $9.2 million in the prior year. The Company assesses its inventory position on a monthly and quarterly basis with its then current forecasts. The Company attempts to mitigate the impact of such corrections by maintaining close, proactive relationships with its major customers to obtain as much information about each customer’s needs as possible. During the quarter ended June 30, 2003, DiCon wrote off $260,000 obsolete inventory.

In 2001, DiCon relocated its operations from leased facilities in Berkeley, California, to a newly owned 200,000 square feet facility in Richmond, California, which currently contains all of DiCon’s domestic manufacturing, R&D, sales and administration operations. DiCon has continued its efforts to consolidate its operations from different facilities in Berkeley and Richmond, California. The Company has terminated four of its leased facilities. The remaining lease obligations for the unutilized facilities, net of expected sublease income, have been accrued as a liability in the consolidated financial statements. The Company has reduced this reserve from $1.8 million as of March 31, 2002, to $0.5 million as of March 31, 2003 as a result of those terminations. The balance of this reserve is $431,000 as of June 30, 2003.

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

DiCon’s cost of goods sold consists primarily of the cost of direct materials, labor and manufacturing overhead, scrap and rework associated with products sold, as well as production start up costs. As demand changes, DiCon attempts to manage its manufacturing capacity to meet demand for existing and new products; however, a certain portion of its costs are fixed and as volumes decrease, these expenses are difficult to reduce proportionately, if at all.

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

Other income (expenses), net consists primarily of interest and dividend income, offset by interest expense, plus realized gains or losses on investments.

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

Inventory valuation

The Company regularly assesses the valuation of inventories and writes down those inventories that are obsolete or in excess of forecasted usage to their estimated realizable value. Estimates of realizable value are based upon the Company’s analyses and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than the Company’s forecast or actual demand from customers is lower than the Company’s estimates, the Company may be required to record additional inventory write-downs. If demand is higher than expected, the Company may sell inventories that had previously been written down.

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

Financial Results

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

Net Sales

Net sales declined 42.7% from $6.6 million for the quarter ended June 30, 2002 to $3.8 million for the quarter ended June 30, 2003. This decline reflects the overall decline in the demand for fiberoptic components and test equipment by telecommunications equipment vendors, the Company’s primary customers, as well as increased competition for the remaining business opportunities. It is still unclear when an upturn in demand might occur.

In the quarter ended June 30, 2003, the Company recorded no revenue from cancellations of prior supply agreements with customers compared with $105,000 in cancellation revenue from this source in the same period of the prior year. This revenue represents actual cash payments received during that quarter.

The fiberoptic communications industry is characterized by dynamic technological changes. Specific products may have a relatively short product life, even though basic product designs may have a substantial life. Generally, customers expect prices to decline steadily. During the current period of significant excess capacity, the pressure to reduce average selling prices may even be greater. DiCon seeks to offset this trend through new product introductions with higher average selling prices and through aggressive programs to improve manufacturing yields and cost reductions. There is no certainty that these programs will be successful to offset the pricing pressure from customers in the future. For the quarter ended June 30, 2003, the declining revenues were due both to a decline in selling prices and to a significant decline in the volume of goods shipped.

Sales to different geographic areas may fluctuate from period to period depending on various factors such as new system development, purchase cycle and price. Net sales to customers outside North America represented 52% of total net sales in the quarter ended June 30,2003, as compared to 33% in the quarter ended June 30, 2002, respectively.

As of June 30, 2003 and 2002, the Company experienced the following concentrations with sales.

	Three months ended
	June 30,
	2003	2002

Percentage of revenue for 3 largest customers	40.6%	36.6%
No. of customers accounting for over 10% of net sales	2	2

Sales to DiCon’s leading customers vary significantly from year to year and DiCon does not have the ability to predict future sales to these customers. However, if the downturn in the telecommunications industry continues, DiCon expects telecommunications carriers to continue their current levels of capital spending, which may further affect DiCon’s sales.

Cost of Goods Sold and Gross Margin

Costs of goods sold declined 29.8% from $6.5 million in the quarter ended June 30, 2002, to $4.6 million in the quarter ended June 30, 2003. Gross margin as a percentage of net sales was negative 21.7% in the quarter ended June 30, 2003, compared to 0.8% in the quarter ended June 30, 2002. The decrease in gross margin in the quarter ended June 30, 2003, from the quarter ended June 30, 2002, was primarily attributable to reductions in sales volume together with a continued decline in average selling prices, a lower margin product mix due to lower sales of high-margin components, a write down of inventory to lower of cost or market, and excess and obsolescence of $506,000.

Gross margin can be affected by a number of factors, including product mix, customer mix, applications mix, product demand, pricing pressures, manufacturing constraints, higher costs resulting from new production facilities, and product yield. Considering these factors, gross margin fluctuations are difficult to predict and there can be no assurance that DiCon will achieve or maintain gross margin percentages at historical levels in future periods and DiCon expects losses to continue in future periods if market demand stays at the current level.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense was $1.4 million in the quarter ended June 30, 2003, compared to $3.0 million in the quarter ended June 30, 2002. The decrease in SG&A was the result of reduction in personnel and other expenses.

Research and Development Expenses

Research and development (“R&D”) expense was $1.7 million in the quarter ended June 30, 2003, compared to $5.5 million in quarter ended June 30, 2002. The decrease in R&D spending reflects the cost reductions resulting from further consolidation of product development programs and workforce reductions. Future expenditures are expected to fluctuate both in absolute dollars and as a percentage of revenue based on the need to invest in new R & D in order to remain competitive in this rapidly changing industry.

Other Income (Expense)

Other income (expense) composed of interest expense, net, realized (losses) gains on sales of marketable securities, loss on disposal of fixed assets and others. The reduction of other expense as compared to the same quarter of the previous year is primarily attributable to decreased interest expenses associated with DiCon’s real estate loan and equipment lease as well as reduced imputed interest on required payments under the terms of the conversion of the Phantom Stock Plan to the Employee Stock Option Plan. Additionally, the Company received higher dividend and interest income at June 30, 2003 than at June 30, 2002.

For the quarter ended June 30, 2003, others included dividends, interest and rent income of $127,000, and net currency exchange loss of $32,000. For the same quarter ended June 30, 2002, others was composed primarily of net currency exchange losses of $375,000, offset by dividends, interest and rent income of $191,000.

Loss Before Income Tax Benefit

The Company reported a net loss before income tax benefit of $4.1 million for the current quarter compared to $9.3 million for the same quarter in the prior year.

Income Tax Benefit

For the quarter ended June 30, 2002, the Company recorded $3.0 million of income tax benefit. The Company has had sufficient income for federal income tax purposes in prior years to carryback the anticipated losses from that year, and to receive a refund. Thus, the Company has accrued an income tax receivable for this amount. California state income taxes may not be carried back to prior years. The losses for California purposes may result in lower taxes paid in the future, depending on the then current tax laws for California.

The Company’s income tax benefit at June 30, 2003 of $264,000 is composed of a decrease in the net deferred tax liability arising from temporary differences between the financial reporting and tax bases of assets and liabilities. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company recorded a valuation allowance against its net operating losses and credits at March 31, 2003. Management evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

For the three months ended June 30, 2003, the effective tax rate was 6.7% compared to 32.7% for the same period in the prior year. The tax rate for each period is the result of the consolidation of the tax provisions of the US operation with that of the Taiwan operation of Global Fiberoptics, and can vary substantially from period to period depending on the relative performance of each operation.

Liquidity and Capital Resources

Net cash provided by operations of $13.0 million increased at June 30, 2003 from a cash outflow of $549,000 for the three months ended June 30, 2002. The increase is primarily due to an income tax refund of $15.3 million offset by the net loss for the three months ended June 30, 2003. Accounts receivable were lower in the quarter ended June 30, 2003, due to a decline in net sales. Inventory levels were lower primarily as a result of lower purchase and production volumes, a write down of inventory to the lower of cost or market, and due to the excess and obsolence inventory provision.

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

Cash used in investing activities reflected new investments in certificates of deposits with maturities in excess of 90 days of $14.5 million during the quarter ended June 30, 2003. This is primarily the result of efforts to increase earnings on working capital by lengthening the maturity of the portfolio. All certificates mature in one year or less. Additionally, the Company sold $660,000 of marketable securities during the current quarter.

Cash flows from financing activities declined from $10.3 million for the quarter ended June 30, 2002 to $142,000 in the current quarter. This change is primarily attributable to the sale of common stock for $3.7 million and a stock subscription associated with accredited investors (which closed in the second fiscal quarter of the prior year) for $6.2 million. Additionally, cash flows from financing activities were impacted during the current quarter from the decrease in borrowing under the line of credit and repayments of mortgages and other debt.

The Company is required to comply with various operating and financial covenants under its various borrowings. Operating covenants include restrictions on (i) any change in business activities from those DiCon is presently engaged in, (ii) certain types of investments and (iii) disposal of assets. Financial covenants include minimum profitability requirements, minimum tangible net worth requirements, minimum debt service requirements, minimum debt service coverage ratios, minimum quick ratios, and maximum debt to tangible net worth ratios. At March 31, 2003, the Company was in violation of two of the financial covenants. These covenants were waived by the lender, but the lender added an additional covenant requiring the Company to maintain a balance of cash and marketable securities (excluding equity securities) of at least two times the outstanding loan balance. The waiver was extended through March 31, 2004. The Company was in compliance with the additional covenant at June 30, 2003.

As of June 30, 2003, DiCon had cash and cash equivalents of $3.2 million. In addition, in conformity with the requirements of generally accepted accounting principles $24.7 million invested in certificates of deposit and other marketable securities was classified as marketable securities. The Company invests cash in excess of short-term needs in these investments to attempt to improve yields on its total investable portfolio.

DiCon believes its current cash and cash equivalents and marketable securities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures. There remains some possibility that DiCon may need to raise additional capital. For instance, it might need additional capital in order to refinance the mortgage loans, finance unanticipated growth or to invest in new technology or the payment of remaining undiscounted future payments related to the conversion of the Company’s Phantom Stock Plan to its Option Plan. The remaining undiscounted future payments were $565,000 as of June 30, 2003. There can be no certainty that DiCon would be successful in raising the required capital or in raising capital at acceptable rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

DiCon maintain its cash and cash equivalents primarily in money market funds or other short-term marketable securities. DiCon does not have any derivative financial instruments as of June 30, 2003. Accordingly, it does not believe that its investments have material exposure to interest rate risk.

Because its loans are variable rate, DiCon is subject to interest rate risk for these liabilities. A 1% change in the prime rate would result in a change in interest expense of up to $310,000 per year at the maximum level of loan commitments DiCon has secured.

The book value of the Company’s debt approximates fair value due to the short-term maturities and/or variable interest rates of the debt.

Market Risk

DiCon has limited investments in marketable equity securities. As of June 30, 2003, the Company had no marketable equity securities and as of June 30, 2002, the Company had marketable equity securities with an original cost of $1.2 million that had an unrealized loss of $587,000.

The Company invests its funds in excess of short-term working capital in certificates of deposit and investment funds. These investments are placed in several different financial institutions to minimize market risk. Some of these investments are subject to market risks as interest rates change.

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

DiCon’s foreign subsidiary incurs most of its expenses in New Taiwan Dollars, and therefore it uses New Taiwan Dollars as its functional currency. Accordingly, DiCon has material exposure to foreign currency fluctuations between the U.S. Dollar and the New Taiwan Dollar for (1) sales to its subsidiary, (2) purchases from its subsidiary, and (3) revaluation of monetary assets held by its subsidiary. In order to mitigate the Company#s exposure to foreign currency exchange risks, the Company has entered into a number of foreign currency forward contracts and options. Gains or losses on these contracts are recognized as other income (expense) and have not been significant. The Company does not use derivatives for trading purposes. As of June 30, 2003 the accumulated currency translation loss resulting from the translation of the financial position of Global Fiberoptics were $2 million compared to a loss of $2.1 million as of the end of the previous quarter at March 31, 2003.

DiCon considers its investment in its Taiwanese subsidiary to be essentially permanent in duration. At June 30, 2003 the undistributed foreign earnings amounted to approximately $11.2 million. There is no plan to distribute these earnings to DiCon. If at some future date all or portions of these foreign earnings are distributed as dividends to DiCon, substantial additional taxes would be due in Taiwan and in the United States.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. The undersigned principal executive officer and principal financial officer of DiCon conclude that DiCon’s disclosure controls and procedures are effective as of June 30, 2003 based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15.

(b)	Changes in Internal Controls. There has been no change in DiCon’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, DiCon’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

DiCon is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of DiCon’s security holders during the period covered by this report.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Description

31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certificate of Vice President of Administration pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of

32.2	Certificate of Vice President of Administration pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DICON FIBEROPTICS, INC.
(Registrant)

Date: August 13, 2003	By:	/s/ Ho-Shang Lee

(Signature)
	Name:	Ho-Shang Lee, Ph.D.
	Title:	President and Chief Executive Officer
(principal executive officer)
Date: August 13, 2003	By:	/s/ Jannett Wang

(Signature)
	Name:	Jannett Wang
	Title:	Vice President of Administration
(principal financial officer)

Exhibit Index

Exhibit No.	Description

31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certificate of Vice President of Administration pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certificate of Vice President of Administration pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.