Form 10-Q
period 2003-09-30
DICON FIBEROPTICS INC
filed 2003-11-14
CIK 1119012

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________to_________

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

Yes ☒   No ☐

PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements.
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Item 4.	Controls and Procedures.
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.
Item 2.	Changes in Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities.
Item 4.	Submission of Matters to a Vote of Security Holders.
Item 5.	Other Information.
Item 6.	Exhibits and Reports on Form 8-K.
Signatures.
Exhibit Index.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

DiCon Fiberoptics, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30,	March 31,
	2003	2003
	(unaudited)	(1)

Assets
Current assets:
Cash and cash equivalents	$1,660	$3,757
Marketable securities	24,511	10,851
Accounts receivable, net of allowance for doubtful accounts of $145 and $77, respectively	2,212	2,203
Inventories, net	3,785	3,864
Prepaid expenses and other current assets	355	388
Income tax receivable	—	15,262

Total current assets	32,523	36,325
Property, plant and equipment, net	63,781	68,202
Other assets	594	608

Total assets	$96,898	$105,135

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,183	$7,185
Mortgage and other debt	5,069	3,927
Income taxes payable	—	23
Deferred compensation payable	220	33

Total current liabilities	11,472	11,168
Deferred compensation payable, net of current portion	197	36
Deferred income taxes	1,401	1,990
Mortgage and other debt, net of current portion	27,430	28,565

Total liabilities	40,500	41,759

Commitments
Shareholders’ equity:
Common stock: no par value; 200,000,000 shares authorized; 112,006,841 and 112,039,831 shares issued and outstanding, respectively	22,293	22,333
Additional paid-in capital	13,240	13,199
Deferred compensation	(761)	(970)
Retained earnings	23,112	30,838
Other comprehensive loss	(1,486)	(2,024)

Total shareholders’ equity	56,398	63,376

Total liabilities and shareholders’ equity	$96,898	$105,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1) Balances at March 31, 2003 are derived from the audited Financial Statements at that date.

DiCon Fiberoptics, Inc. and Subsidiary
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,

	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$3,708	$5,368	$7,476	$11,947
Cost of goods sold	4,566	5,420	9,150	11,947

Gross loss	(858)	(52)	(1,674)	—
Selling, general and administrative expenses	1,347	1,836	2,801	4,849
Research and development expenses	1,614	3,425	3,352	8,967

	2,961	5,261	6,153	13,816

Loss from operations	(3,819)	(5,313)	(7,827)	(13,816)
Other income (expense):
Interest expense, net	(330)	(1,485)	(694)	(2,138)
Other income (expense), net	(2)	383	222	245

Loss before income tax benefit	(4,151)	(6,415)	(8,299)	(15,709)
Income tax benefit	309	3,485	573	6,523

Net loss	$(3,842)	$(2,930)	$(7,726)	$(9,186)

Other comprehensive loss:
Foreign currency translation adjustment	516	(861)	601	56
Unrealized holding gains (losses) on marketable securities arising during the period, net of realized gains (losses) included in net loss	18	(171)	(64)	(673)

Comprehensive loss	$(3,308)	$(3,962)	$(7,189)	$(9,803)

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.07)	$(0.08)

Average shares used in computing basic and diluted net loss per share	112,013	110,422	112,023	110,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows
(in thousands, except per share data)

	Six Months Ended September 30,
	2003	2002
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(7,726)	$(9,186)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,761	5,225
Deferred incomes taxes	(573)	524
Provision for excess and obsolete inventories	343	737
Provision for bad debts	68	(294)
Provision for estimated losses due to vacated properties, net of sublease income	—	(563)
Loss on disposal of property, plant and equipment	14	218
Realized gain on available-for-sale marketable securities	(95)	(47)
Interest accretion on deferred compensation liability	8	1,316
Stock compensation expense	693	921
Other	7	12
Changes in assets and liabilities:
Accounts receivable	(77)	3,690
Inventories	(211)	(409)
Prepaid expenses and other current assets	72	3,050
Income tax receivable	15,254	2,101
Other assets	22	132
Accounts payable and accrued liabilities	(819)	(1,396)
Income taxes payable	(53)	(713)
Deferred compensation payable	(103)	(7,667)

Net cash provided by (used in) operating activities	11,585	(2,349)

Cash flows from investing activities:
Purchases of marketable securities	(14,547)	(6,822)
Long-term investment	—	(499)
Sales of marketable securities	981	123
Sales of property, plant and equipment	24	619
Purchases of property, plant and equipment	(34)	(1,450)

Net cash used in investing activities	(13,576)	(8,029)

Cash flows from financing activities:
Borrowings under mortgages and other debt	2,726	—
Repayment of mortgages and other debt	(2,794)	(1,619)
Proceeds from issuance of common stock, net of repurchases	(40)	9,826

Net cash (used in) provided by financing activities	(108)	8,207

Effect of exchange rate changes on cash and cash equivalents	2	28

Net change in cash and cash equivalents	(2,097)	(2,143)
Cash and cash equivalents, beginning of period	3,757	10,170

Cash and cash equivalents, end of period	$1,660	$8,027

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$53	$824

Cash paid for interest	$685	$823

The accompanying notes are an integral part of these condensed consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except per share data)

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

The Company operates and reports based on a fiscal year that ends on March 31st. The accompanying unaudited condensed consolidated financial statements as of September 30, 2003 and for the three and six months ended September 30, 2003 and September 30, 2002, respectively, have been prepared in accordance with generally accepted accounting principles in the United State of America for interim financial information and on the same basis of presentation as the audited financial statements included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on June 27, 2003 (the “Company’s 10-K”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain parts of the footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended March 31, 2003 as included in the Company’s 10-K.

The preparation of financial statements in accordance with generally accepted accounting principles in the US requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Certain prior year balances have been reclassified to conform to the current year presentation.

3.	Recent accounting pronouncements

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value of such awards at the grant dates as prescribed by SFAS No. 123, stock-based compensation costs would have impacted net (loss) income and (loss) income per common share for the fiscal period ended September 30, as follows:

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except per share data)

	For the three months ended		For the six months ended
	September 30,		September 30,

	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss, as reported	$(3,842)	$(2,930)	$(7,726)	$(9,186)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	164	985	456	1,454
Deduct: Compensation expense based on fair value method, net of tax	(172)	(248)	(312)	(491)

Pro forma net loss	$(3,850)	$(2,193)	$(7,582)	$(8,223)

Reported net loss per share—basic and diluted	$(0.03)	$(0.03)	$(0.07)	$(0.08)
Pro forma net loss per share—basic and diluted	$(0.03)	$(0.02)	$(0.07)	$(0.07)

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

In May 2003, the FASB has issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company’s third quarter of fiscal 2003. On November 5, 2003, the FASB deferred the effective date for certain financial instruments for non-public companies. Management anticipates that the adoption of SFAS No. 150 will not have a material impact on the Company’s consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except per share data)

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share computations for the periods presented below:

	For the three months ended		For the six months ended
	September 30,		September 30,

	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Numerator:
Net loss	$(3,842)	$(2,930)	$(7,726)	$(9,186)
Denominator:
Basic and diluted weighted average shares	112,013	110,422	112,023	110,042
Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.07)	$(0.08)

As a result of the losses incurred by the Company for the three months and the six months ended September 30, 2003, weighted average options to purchase 4,647 and 4,677 shares of common stock were anti-dilutive and excluded from the net loss per share calculations. For the three and six months ended September 30, 2002, weighted average options to purchase 10,642 and 10,627 shares of common stock were anti-dilutive and excluded from the net loss per share calculations.

5.	Marketable Securities

Available for sale securities included in the consolidated balance sheets as of September 30, 2003 and March 31, 2003 are as follows:

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2003 (unaudited)
Equity securities	$—	$—	$—	$—
Debt securities	24,493	18	—	24,511

Total	$24,493	$18	$—	$24,511

March 31, 2003
Equity securities	$174	$81	$—	$255
Debt securities	10,596	—	—	10,596

Total	$10,770	$81	$—	$10,851

Debt securities include certificates of deposit with original maturities of greater than 90 days.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except per share data)

6.	Inventories, net

Inventories consist of the following as of September 30, 2003 and March 31, 2003:

	September 30,	March 31,
	2003	2003

	(unaudited)
Raw materials	$1,408	$1,989
Work-in-process & Finished goods	2,377	1,875

Total	$3,785	$3,864

7.	Property, Plant and Equipment, net

Property, plant and equipment consist of the following as of September 30, 2003 and March 31, 2003:

	September 30,	March 31,
	2003	2003

	(unaudited)
Land	$10,000	$10,000
Building and improvements	37,644	37,492
Machinery, equipment and fixtures	51,967	52,191

Property, plant and equipment	99,611	99,683
Less: Accumulated depreciation	(35,830)	(31,481)

Property, plant and equipment, net	$63,781	$68,202

Depreciation expense was $4,761 and $10,245 for the six months period ended September 30, 2003 and for the year ended March 31, 2003.

During the period ended September 30, 2003, the Company disposed of equipment and furniture with a net book value of $38 for proceeds of $24.

8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of September 30, 2003 and March 31, 2003:

	September 30,	March 31,
	2003	2003

Accounts payable	$793	$2,151
Accrued payroll	734	325
Accrual for vacated properties	343	519
Accrued liabilities	612	519
Advance payments	3,701	3,671

	$6,183	$7,185

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except per share data)

9.	Mortgage and Other Debt

The Company financed, in part, a new corporate campus by borrowing from a bank a construction loan of $27,000 on August 24, 2000. In November 2001, the same lender refinanced the outstanding balance of the construction loan with a mortgage loan maturing November 20, 2004 with an amortization schedule based on a 25-year loan. Interest on the mortgage loan is accrued at a variable interest rate based on changes in the lender’s prime rate as of the 20th of each month (4.0 percent at September 30, 2003). Principal and interest are payable monthly. The balance of the mortgage loan as of September 30, 2003 was $25,864 and the balance of the loan at maturity is estimated to be $25,071 at the current interest rate. During the year ended March 31, 2002, the Chairman, President and Chief Executive Officer of the institution with which the Company maintains the mortgage loan was appointed to the Company’s Board of Directors.

In April 2001, the Company obtained an equipment loan from a bank in the amount of $7,250. The loan is secured by specific pieces of equipment. The loan is repayable in equal monthly installments of principal and interest over 60 months beginning May 30, 2001. On September 30, 2003, the loan balance was $3,746. Effective April 30, 2002 and annually on April 30 of each year thereafter, the Company may elect to fix the interest rate on the equipment loan for a twelve month period at a rate of one-half of one percentage point (0.5 percent) per annum in excess of the prime rate. As of September 30, 2003, the Company had not elected the fixed rate option and the loan bore an interest rate of prime plus 0.5 percent (4.5 percent on September 30, 2003). On March 31, 2003, the Company was in violation of two of the financial covenants under this loan agreement. The bank agreed to waive the covenants, but added an additional covenant requiring the Company to maintain a balance of cash and marketable securities (excluding equity securities) of at least two times the outstanding loan balance. The waiver was extended through March 31, 2004. The Company was in compliance with the additional covenant as of September 30, 2003.

In December 2001, Global Fiberoptics issued commercial paper in the amount of 20,000 New Taiwan Dollars. Proceeds were used to repay borrowings under the bank line of credit for Global Fiberoptics. This loan was repaid in April 2002.

In December 2002, Global Fiberoptics renewed its line of credit in Taiwan backed by commercial paper issued by Global Fiberoptics for a maximum of 220,000 New Taiwan Dollars (or US$6,518 as of September 30, 2003). The line will mature on December 24, 2003 and the interest rate is based on a rate set by the bank at the time funds are drawn. The outstanding balance of any commercial paper under this line must be fully secured by either cash deposit or bond fund certificate. As of September 30, 2003, Global Fiberoptics had issued commercial paper in the amount of 27,500 New Taiwan Dollars (or US$815 as of September 30, 2003) and 60,000 New Taiwan Dollars (or US$1,778 as of September 30, 2003) with interest rate of 1.05 % and 1.1%, respectively.

In September 2003, Global Fiberoptics renewed its line of credit of 100,000 New Taiwan Dollars (or US$2,963 as of September 30, 2003) from a Taiwan bank, with interest based on a rate set by the bank at the time funds are drawn. 10,000 New Taiwan Dollars (or US$296 ) was drawn as of September 30, 2003 with the interest rate of 3.0%. The loan will mature on January 06, 2004.

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
(amounts in thousands, except per share data)

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

Cash payments related to the conversion are payable in four annual installments beginning on March 31, 2002. As of March 31, 2001, the Company anticipated making four annual payments of $5,930 each commencing March 31, 2002 for those employees whom elected to receive a cash payout in lieu of additional options. The present value of the cash payments related to the conversion of vested phantom stock units of $15,131 was recorded as a liability as of March 31, 2001. The cash payments related to the conversion of the Contingently Promised Units are subject to continuing employment and, accordingly, the related expense and liability are accrued as earned by the employees. The first annual installment of $5,812 to those employees electing to receive cash in lieu of additional options was paid on March 28, 2002.

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

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(amounts in thousands, except per share data)

Compensation expense related to the Company’s stock compensation plans has been reflected in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months and six months ended September 30, 2003 and 2002 as follows:

	For the three months ended		For the six months ended
	September 30,		September 30,

	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Cost of goods sold	$21	$67	$59	$140
Selling, general and administrative expenses	74	239	203	512
Research and development expenses	157	128	431	269

	$252	$434	$693	$921

11.	Income Taxes

The Company’s income tax benefit of $573 for the six months ended September 30, 2003 is composed of a decrease in the net deferred tax liability arising from temporary differences between the financial reporting and tax bases of assets and liabilities. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company recorded a valuation allowance against its net operating losses and credits of $6,178 at March 31, 2003. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

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

Changes in the Company’s warranty accrual, which is included as a component of accounts payable and accrued liabilities on the Consolidated Balance Sheets, are as follows:

	September 30,	March 31,
	2003	2003

	(unaudited)
Balance at beginning of period	$56	$247
Accruals for warranties during the period	78	22
Settlements made (in cash) during the period	(105)	(213)

Balance at closing of period	$29	$56

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

Beginning in January 2001, as the industry entered its downturn and consolidation phase, various customers cancelled existing orders. In some cases, DiCon was able to recover a portion of its costs through subsequent transactions with these customers. However, the Company also incurred substantial costs associated with obsolete inventory and cancelled orders. During the fiscal year ended March 31, 2003, DiCon wrote off $4.1 million of obsolete inventory as compared to $9.2 million in the prior year. The Company assesses its inventory position on a monthly and quarterly basis with its then current forecasts. The Company attempts to mitigate the impact of such corrections by maintaining close, proactive relationships with its major customers to obtain as much information about each customer’s needs as possible. During the six months ended September 30, 2003, DiCon wrote off approximately $0.3 million of obsolete inventory and took an additional $0.6 million inventory impairment charge.

In 2001, DiCon relocated its operations from leased facilities in Berkeley, California, to a newly owned 200,000 square feet facility in Richmond, California, which currently contains all of DiCon’s domestic manufacturing, R&D, sales and administration operations. DiCon has continued its efforts to consolidate its operations from different facilities in Berkeley and Richmond, California. The Company has terminated six of its leased facilities. The remaining lease obligations for the unutilized facilities, net of expected sublease income, have been accrued as a liability in the consolidated financial statements. The Company has reduced this reserve from $1.8 million as of March 31, 2002, to $0.5 million as of March 31, 2003 as a result of those terminations. The balance of this reserve is approximately $0.3 million as of September 30, 2003.

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

Financial Results

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

Net Sales

Net sales declined 30.9% from $5.4 million for the quarter ended September 30, 2002 to $3.7 million for the quarter ended September 30, 2003. This decline reflects the overall decline in the demand for fiberoptic components and test equipment by telecommunications equipment vendors, the Company’s primary customers, as well as increased competition for the remaining business opportunities. It is still unclear when an upturn in demand might occur.

In the quarter ended September 30, 2003, the Company recorded no revenue from cancellations of prior supply agreements with customers compared with $1.2 million in cancellation revenue from this source in the same period of the prior year. This revenue represents actual cash payments received during that quarter.

The fiberoptic communications industry is characterized by dynamic technological changes. Specific products may have a relatively short product life, even though basic product designs may have a substantial life. Generally, customers expect prices to decline steadily. During the current period of significant excess capacity, the pressure to reduce average selling prices may even be greater. DiCon seeks to offset this trend through new product introductions with higher average selling prices and through aggressive programs to improve manufacturing yields and cost reductions. There is no certainty that these programs will be successful to offset the pricing pressure from customers in the future. For the quarter ended September 30, 2003, the declining revenues were due both to a decline in selling prices and to decline in the volume of goods shipped.

Sales to different geographic areas may fluctuate from period to period depending on various factors such as new system development, purchase cycle and price. Net sales to customers outside North America represented 48% of total net sales for the quarter ended September 30,2003, as compared to 23% for the quarter ended September 30, 2002, respectively.

As of September 30, 2003 and 2002, the Company experienced the following concentrations with sales.

	Three months ended
	September 30,
	2003	2002

Percentage of revenue for 3 largest customers	30.1%	57.0%
No. of customers accounting for over 10% of net sales	2	3

Sales to DiCon’s leading customers vary significantly from year to year and DiCon does not have the ability to predict future sales to these customers. However, if the downturn in the telecommunications industry continues, DiCon expects telecommunications carriers to continue their current levels of capital spending, which may further affect DiCon’s sales.

Cost of Goods Sold and Gross Margin

Costs of goods sold declined 15.8% from $5.4 million in the quarter ended September 30, 2002, to $4.6 million in the quarter ended September 30, 2003. Gross margin as a percentage of net sales was negative 23.1% in the quarter ended September 30, 2003, compared to negative 1.0% in the quarter ended September 30, 2002. The decrease in gross margin was primarily attributable to the $1.2 million that was recorded from the cancellation of prior supply agreements with customers in the quarter ended September 30, 2002 as compared to zero in the same period of the current year. The Company scrapped $37,000 and $672,000 of materials for the quarter ended September 30, 2003 and, 2002 respectively. For the quarter ended September 30, 2003, the Company wrote off impaired inventory cost of $414,000.

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

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense was $1.3 million in the quarter ended September 30, 2003, compared to $1.8 million in the quarter ended September 30, 2002. The decrease in SG&A was the result of reduction in personnel and other expenses.

Research and Development Expenses

Research and development (“R&D”) expense was $1.6 million in the quarter ended September 30, 2003, compared to $3.4 million in quarter ended September 30, 2002. The decrease in R&D spending reflects the cost reductions resulting from further consolidation of product development programs and workforce reductions. Future expenditures are expected to fluctuate both in absolute dollars and as a percentage of revenue based on the need to invest in new R & D in order to remain competitive in this rapidly changing industry.

Other Income (Expense)

Other income (expense) composed of interest expense, net, loss on disposal of fixed assets and others, was $0.3 million in the quarter ended September 30, 2003, compared to expenses of $1.1 million for the quarter ended September 30, 2002. The reduction of expenses is primarily attributable to decreased interest expenses associated with DiCon’s real estate loan and equipment loan as well as reduced imputed interest on required payments under the terms of the conversion of the Phantom Stock Plan to the Employee Stock Option Plan.

Loss Before Income Tax Benefit

The Company reported a net loss before income tax benefit of $4.1 million for the current quarter compared to $6.4 million for the same quarter in the prior year.

Income Tax Benefit

For the quarter ended September 30, 2002, the Company recorded $3.5 million of income tax benefit. The Company had sufficient income for federal income tax purposes in prior years to carryback the anticipated losses from that year, and to receive a refund. Thus, the Company accrued an income tax receivable for this amount which was received in full in June 2003. California state income taxes may not be carried back to prior years. The losses for California purposes may result in lower taxes paid in the future, depending on the then current tax laws for California.

Due to uncertainty surrounding the realization of favorable tax attributes in future tax returns, the Company recorded a valuation allowance against its net operating losses and credits at March 31, 2003. The Company’s income tax benefit at September 30, 2003 of $0.3 million is composed of a decrease in the net deferred tax liability arising from temporary differences between the financial reporting and tax bases of assets and liabilities. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

For the three months ended September 30, 2003, the effective tax rate was (7.5)% compared to (54.3)% for the same period in the prior year. The tax rate for each period is the result of the consolidation of tax provision of the US operations with that of the Taiwan operations of Global Fiberoptics, and can vary substantially from period to period depending on the relative performance of each operation.

Six Months Ended September 30, 2003 Compared with Six Months Ended September 30, 2002

Net Sales

Net sales declined 37.4% from $11.9 million for the six months ended September 30, 2002 to $7.5 million for the six months ended September 30, 2003. This decline reflects the overall decline in the demand for fiberoptic components and test equipment by telecommunications equipment vendors, the Company’s primary customers, as well as increased competition for the remaining business opportunities. It is still unclear when an upturn in demand might occur.

In the six months ended September 30, 2003, the Company recorded no revenue from cancellations of prior supply agreements with customers compared with $1.2 million in cancellation revenue from this source in the same period of the prior year. This revenue represents actual cash payments received during that period.

The fiberoptic communications industry is characterized by dynamic technological changes. Specific products may have a relatively short product life, even though basic product designs may have a substantial life. Generally, customers expect prices to decline steadily. During the current period of significant excess capacity, the pressure to reduce average selling prices may even be greater. DiCon seeks to offset this trend through new product introductions with higher average selling prices and through aggressive programs to improve manufacturing yields and cost reductions. There is no certainty that these programs will be successful to offset the pricing pressure from customers in the future. For the six months ended September 30, 2003, the declining revenues were due both to a decline in selling prices and to decline in the volume of goods shipped.

Sales to different geographic areas may fluctuate from period to period depending on various factors such as new system development, purchase cycle and price. Net sales to customers outside North America represented 50% of total net sales for the six months ended September 30, 2003, as compared to 27% for the six months ended September 30, 2002, respectively.

As of September 30, 2003 and 2002, the Company experienced the following concentrations with sales.

	Six months ended
	September 30,
	2003	2002

Percentage of revenue for 3 largest customers	34.5%	42.9%
No. of customers accounting for over 10% of net sales	2	3

Sales to DiCon’s leading customers vary significantly from year to year and DiCon does not have the ability to predict future sales to these customers. However, if the downturn in the telecommunications industry continues, DiCon expects telecommunications carriers to continue their current levels of capital spending, which may further affect DiCon’s sales.

Cost of Goods Sold and Gross Margin

Costs of goods sold declined 23.4% from $11.9 million in the six months ended September 30, 2002, to $9.1 million in the six months ended September 30, 2003. Gross margin as a percentage of net sales was negative 22.4% in the six months ended September 30, 2003, compared to zero in the six months ended September 30, 2002. The decrease in gross margin was primarily attributable to the $1.2 million that was recorded from the cancellation of prior supply agreements with customers in the six months ended September 30, 2002 as compared to zero in the same period of the current year. The Company scrapped $0.3 million and $0.7 million of materials for the six months ended September 30, 2003 and 2002 respectively. For the six months ended September 30, 2003, the Company wrote off impaired inventory cost of $0.6 million.

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

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense was $2.8 million for the six months ended September 30, 2003, compared to $4.8 million for the six months ended September 30, 2002. The decrease in SG&A was the result of reduction in personnel and other expenses.

Research and Development Expenses

Research and development (“R&D”) expense was $3.4 million for the six months ended September 30, 2003, compared to $9.0 million for six months ended September 30, 2002. The decrease in R&D spending reflects the cost reductions resulting from further consolidation of product development programs and workforce reductions. Future expenditures are expected to fluctuate both in absolute dollars and as a percentage of revenue based on the need to invest in new R&D in order to remain competitive in this rapidly changing industry.

Other Income (Expense)

Other income (expense) composed of interest expense, net, loss on disposal of fixed assets and others, was approximately $0.5 million for the six months ended September 30, 2003, compared to expenses of $1.9 million for the six months ended September 30, 2002. The reduction of expenses is primarily attributable to decreased interest expenses associated with DiCon’s real estate loan and equipment loan as well as reduced imputed interest on required payments under the terms of the conversion of the Phantom Stock Plan to the Employee Stock Option Plan.

Loss Before Income Tax Benefit

The Company reported loss before income tax benefit for the six months ended September 30, 2003 has been reduced to $8.3 million compared to $15.7 million for the same six months in the prior year.

Income Tax Benefit

For the six months ended September 30, 2002, the Company recorded $6.5 million of income tax benefit. The Company had sufficient income for federal income tax purposes in prior years to carryback the anticipated losses from that year, and to receive a refund. Thus, the Company accrued an income tax receivable for this amount which was received in full in June 2003. California state income taxes may not be carried back to prior years. The losses for California purposes may result in lower taxes paid in the future, depending on the then current tax laws for California.

Due to uncertainty surrounding the realization of favorable tax attributes in future tax returns, the Company recorded a valuation allowance against its net operating losses and credits at March 31, 2003. The Company’s income tax benefit at September 30, 2003 of approximately $0.6 million is composed of a decrease in the net deferred tax liability arising from temporary differences between the financial reporting and tax bases of assets and liabilities. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

For the six months ended September 30, 2003, the effective tax rate was (7.0)% compared to (41.5)% for the same period in the prior year. The tax rate for each period is the result of the consolidation of tax provision of the US operations with that of the Taiwan operations of Global Fiberoptics, and can vary substantially from period to period depending on the relative performance of each operation.

Liquidity and Capital Resources

Net cash provided by operations of $11.6 million increased at September 30, 2003 from a cash outflow of $2.3 million for the six months ended September 30, 2002. The increase is primarily due to an income tax refund of $15.3 million offset by the net loss for the six months ended September 30, 2003. Accounts receivable were lower in the six months ended September 30, 2003, due to a decline in net sales. Inventory levels were lower primarily as a result of lower purchase and production volumes, a write down of inventory to the lower of cost or market and due to the excess and obsolence inventory provision.

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

Cash used in investing activities increased from $8.0 million for the six months ended September 30, 2002 to $13.6 million in the current period. This is primarily the result of efforts to increase earnings on working capital by investing in certificates of deposits with maturities in excess of 90 days and mutual funds of $14.5 million during the six months ended September 30, 2003 as compared to $6.8 million for the six months ended September 31, 2002. All certificates mature in one year or less. Additionally, the Company sold approximately $1.0 million of marketable securities during the current period.

For the six months ended September 30, 2002, the Company made a long-term investment of $0.5 million for a minority interest in a firm in Taiwan. Purchases of equipment declined from $1.5 million in the six months ended September 30, 2002 to approximately $34,000 in the same six months this year.

Cash flows from financing activities declined from $8.2 million for the six months ended September 30, 2002 to a cash outflow of $0.1 million in the current period. This change is primarily attributable to the sale of common stock for $9.8 million at September 30, 2002 offset by borrowings and repayments under the line of credit, mortgages and other debt.

The Company is required to comply with various operating and financial covenants under its various borrowings. Operating covenants include restrictions on (i) any change in business activities from those DiCon is presently engaged in, (ii) certain types of investments and (iii) disposal of assets. Financial covenants include minimum profitability requirements, minimum tangible net worth requirements, minimum debt service requirements, minimum debt service coverage ratios, minimum quick ratios, and maximum debt to tangible net worth ratios. At March 31, 2003, the Company was in violation of two of the financial covenants. These covenants were waived by the lender, but the lender added an additional covenant requiring the Company to maintain a balance of cash and marketable securities (excluding equity securities) of at least two times the outstanding loan balance. The waiver was extended through March 31, 2004. The Company was in compliance with the additional covenant at September 30, 2003.

As of September 30, 2003, DiCon had cash and cash equivalents of $1.7 million. In addition, in conformity with the requirements of generally accepted accounting principles $24.5 million invested in certificates of deposit and other marketable securities was classified as marketable securities. The Company invests cash in excess of short-term needs in these investments to attempt to improve yields on its total investable portfolio.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

DiCon maintain its cash and cash equivalents primarily in money market funds or other short-term marketable securities. DiCon does not have any derivative financial instruments as of September 30, 2003. Accordingly, it does not believe that its investments have material exposure to interest rate risk.

Because its loans are variable rate, DiCon is subject to interest rate risk for these liabilities. A 1% change in the prime rate would result in a change in interest expense of approximately $0.3 million per year at the maximum level of loan commitments DiCon has secured.

The book value of the Company’s debt approximates fair value due to the short-term maturities and/or variable interest rates of the debt.

Market Risk

DiCon has limited investments in marketable equity securities. As of September 30, 2003, the Company had no marketable equity securities and as of March 31, 2003, the Company had marketable equity securities with an original cost of approximately 0.2 million that had an unrealized gain of $81,000.

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

DiCon’s foreign subsidiary incurs most of its expenses in New Taiwan Dollars, and therefore it uses New Taiwan Dollars as its functional currency. Accordingly, DiCon has material exposure to foreign currency fluctuations between the U.S. Dollar and the New Taiwan Dollar for (1) sales to its subsidiary, (2) purchases from its subsidiary, and (3) revaluation of monetary assets held by its subsidiary. In order to mitigate the Company’s exposure to foreign currency exchange risks, the Company has entered into a number of foreign currency forward contracts and options. Gains or losses on these contracts are recognized as other income (expense) and have not been significant. The Company does not use derivatives for trading purposes. As of September 30, 2003 the accumulated currency translation loss resulting from the translation of the financial position of Global Fiberoptics were $1.5 million compared to a loss of $2.1 million as of March 31, 2003.

DiCon considers its investment in its Taiwanese subsidiary to be essentially permanent in duration. At September 30, 2003 the undistributed foreign earnings amounted to approximately $10.0 million. There is no plan to distribute these earnings to DiCon. If at some future date all or portions of these foreign earnings are distributed as dividends to DiCon, substantial additional taxes would be due in Taiwan and in the United States.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. The undersigned principal executive officer and principal financial officer of DiCon conclude that DiCon’s disclosure controls and procedures are effective as of September 30, 2003 based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15.

(b) Changes in Internal Controls. There has been no change in DiCon’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, DiCon’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

DiCon is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of DiCon was held on September 21, 2003.

The following directors were elected at the meeting: Ho-Shang Lee, Gilles M. Corcos, C.L. Lin, Andrew F. Mathieson and Dunson Cheng. 108,929,305 shares were voted for the election of the five nominees and 3,086,972 shares were withheld from voting on the election of directors.

The shareholders voted on the ratification of the appointment of PricewaterhouseCoopers, LLP as the independent auditors for DiCon for the fiscal year ending March 31, 2004. 108,929,305 shares were voted for the ratification of the appointment and 3,086,972 shares were withheld from voting on the ratification of the appointment.

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

DICON FIBEROPTICS, INC.
(Registrant)

Date: November 10, 2003	By:	/s/ Ho-Shang Lee

(Signature)

	Name: Title:	Ho-Shang Lee, Ph.D. President and Chief Executive Officer (principal executive officer)

Date: November 10, 2003	By:	/s/ Jannett Wang

(Signature)

	Name: Title:	Jannett Wang Vice President of Administration (principal financial officer)

Exhibit Index

Exhibit
No.	Description

31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certificate of Vice President of Administration pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certificate of Vice President of Administration pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.