Form 10-Q
period 2003-12-31
DICON FIBEROPTICS INC
filed 2004-02-13
CIK 1119012

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003, or

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

Yes ☒	No ☐

PART I	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements.
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Item 4.	Controls and Procedures.
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings.
Item 2.	Changes in Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities.
Item 4.	Submission of Matters to a Vote of Security Holders.
Item 5.	Other Information.
Item 6.	Exhibits and Reports on Form 8-K.
Signatures.
Exhibit Index.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

DiCon Fiberoptics, Inc. and Subsidiary
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

		March 31,
	December 31,	2003
	2003	(1)

Assets
Current assets:
Cash and cash equivalents	$931	$3,757
Marketable securities	24,577	10,851
Accounts receivable, net of allowance for doubtful accounts of $109 and $77, respectively	3,250	2,203
Inventories, net	4,320	3,864
Prepaid expenses and other current assets	466	388
Income tax receivable	—	15,262

Total current assets	33,544	36,325
Property, plant and equipment, net	60,937	68,202
Other assets	588	608

Total assets	$95,069	$105,135

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,324	$7,185
Mortgage and other debt	5,792	3,927
Income taxes payable	—	23
Deferred compensation payable	245	33

Total current liabilities	12,361	11,168
Deferred compensation payable, net of current portion	197	36
Deferred income taxes	1,330	1,990
Mortgage and other debt, net of current portion	26,928	28,565

Total liabilities	40,816	41,759

Commitments
Shareholders’ equity:
Common stock: no par value; 200,000,000 shares authorized; 112,006,341 and 112,039,831 shares issued and outstanding, respectively	22,292	22,333
Additional paid-in capital	13,259	13,199
Deferred stock-based compensation	(641)	(970)
Retained earnings	20,944	30,838
Other comprehensive loss	(1,601)	(2,024)

Total shareholders’ equity	54,253	63,376

Total liabilities and shareholders’ equity	$95,069	$105,135

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1) Balances at March 31, 2003 are derived from the audited Financial Statements at that date.

DiCon Fiberoptics, Inc. and Subsidiary
Unaudited Condensed Consolidated Statements of Operations and
Comprehensive Loss
(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2003	2002	2003	2002

Net sales	$5,590	$4,245	$13,066	$16,192
Cost of goods sold	4,579	5,544	13,729	17,491

Gross profit/(loss)	1,011	(1,299)	(663)	(1,299)

Operating expenses:
Selling, general and administrative expenses	1,258	1,959	4,059	6,808
Research and development expenses	1,479	2,086	4,831	11,053

Total operating expenses	2,737	4,045	8,890	17,861

Loss from operations	(1,726)	(5,344)	(9,553)	(19,160)
Other income (expense):
Interest expense, net	(322)	(584)	(1,016)	(2,722)
Loss on disposal of fixed assets	(386)	(659)	(400)	(877)
Other income, net	189	62	425	525

Loss before income taxes	(2,245)	(6,525)	(10,544)	(22,234)
Income tax benefit	77	2,966	650	9,489

Net loss	$(2,168)	$(3,559)	$(9,894)	$(12,745)

Comprehensive loss:
Foreign currency translation adjustment	(124)	110	477	166
Unrealized holding gains (losses) on marketable securities arising during the period, net of realized gains (losses)	10	237	(54)	(436)

Comprehensive loss	$(2,282)	$(3,212)	$(9,471)	$(13,015)

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.09)	$(0.12)

Average shares used in computing basic and diluted net loss per share	112,007	112,130	112,017	110,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary
Unaudited Condensed Consolidated Statement of Cash Flows
(in thousands, except per share data )

	Nine Months Ended December 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(9,894)	$(12,745)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,982	7,787
Deferred incomes taxes	(650)	1,075
Provision for excess and obsolete inventories	343	1,771
Provision for doubtful accounts	32	(295)
Provision for estimated losses due to vacated properties, net of sublease income	—	(563)
Loss on disposal of property, plant and equipment	400	877
Realized gain on available-for-sale marketable securities	(95)	(47)
Interest accretion on deferred compensation liability	8	1,511
Stock compensation expense	855	1,262
Other	12	11
Changes in assets and liabilities:
Accounts receivable	(1,080)	3,316
Inventories	(750)	(836)
Prepaid expenses and other current assets	(68)	2,938
Income tax receivable	15,284	(1,510)
Other assets	20	139
Accounts payable and accrued liabilities	(697)	(2,639)
Income taxes payable	(53)	(1,219)
Deferred compensation payable	(103)	(8,746)

Net cash provided by (used in) operating activities	10,546	(7,913)

Cash flows from investing activities:
Purchases of marketable securities	(14,884)	(7,091)
Long-term investment	—	(507)
Sales of marketable securities	1,237	123
Proceeds from the sale of property, plant and equipment	187	644
Purchases of property, plant and equipment	(43)	(1,514)

Net cash used in investing activities	(13,503)	(8,345)

Cash flows from financing activities:
Borrowings under mortgages and other debt	3,513	799
Repayment of mortgages and other debt	(3,343)	(2,129)
Proceeds from issuance of common stock, net of repurchases	(41)	9,598

Net cash provided by financing activities	129	8,268

Effect of exchange rate changes on cash and cash equivalents	2	27

Net change in cash and cash equivalents	(2,826)	(7,963)
Cash and cash equivalents, beginning of period	3,757	10,170

Cash and cash equivalents, end of period	$931	$2,207

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$53	$1,208

Cash paid for interest	$1,008	$1,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
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

The Company operates and reports based on a fiscal year that ends on March 31st. The accompanying unaudited condensed consolidated financial statements as of December 31, 2003 and for the three and nine months ended December 31, 2003 and December 31, 2002, respectively, have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and on the same basis of presentation as the audited financial statements included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on June 27, 2003 (the “Company’s 10-K”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended March 31, 2003 as included in the Company’s 10-K.

The preparation of financial statements in accordance with generally accepted accounting principles in the US requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Certain prior year balances have been reclassified to conform to the current year presentation.

3.	Stock-based compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, presents disclosure of pro forma information required under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Stock and other equity instruments issued to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” and recorded at their fair value.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(amounts in thousands, except per share data)

Had compensation cost for the Company’s stock option plans been determined based on the fair value of such awards at the grant dates as prescribed by SFAS No. 123, stock-based compensation costs would have impacted net (loss) and net (loss) per share for the fiscal periods presented, as follows:

	For the three months ended		For the nine months ended
	December 31,		December 31,

	2003	2002	2003	2002

Net loss, as reported	$(2,168)	$(3,559)	$(9,894)	$(12,745)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	105	349	561	1,803
Deduct: Compensation expense based on fair value method, net of tax	(157)	(248)	(472)	(739)

Pro forma net loss	$(2,220)	$(3,458)	$(9,805)	$(11,681)

Reported net loss per share—basic and diluted	$(0.02)	$(0.03)	$(0.09)	$(0.12)
Pro forma net loss per share—basic and diluted	$(0.02)	$(0.03)	$(0.09)	$(0.11)

4.	Recent accounting pronouncements

In January 2003, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) issued Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. This EITF establishes the criteria for recognizing revenue in arrangements when several items are bundled into one agreement. EITF 00-21 does not allow revenue recognition unless the fair value of the undelivered element is available and the element has stand-alone value to the customer. EITF 00- 21 also provides guidance on allocating the total contract revenue to the individual elements based upon the available fair value of each deliverable. The Company does not expect the application of this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In December 2003, the FASB issued revised Interpretation No. 46 (“FIN 46”) , “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This Interpretation, which replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46 (revised) requires certain variable interest entities to be consolidated by the primary beneficiary of the entity, if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its consolidated financial position, results of operations or cash flows.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(amounts in thousands, except per share data)

In May 2003, the FASB has issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company’s third quarter of fiscal 2003. On November 5, 2003, the FASB deferred the effective date for certain financial instruments for non-public companies. The Company does not expect the adoption of SFAS No. 150 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2003 the FASB issued FASB Staff Position FSP No. FIN 46-8, Evaluating Whether as a Group the Holders of the Equity Investment at Risk Lack the Direct or Indirect Ability to Make Decisions about an Entity’s Activities through Voting Rights or Similar Rights under FIN 46. The effective date and transition provisions for the guidance in this FSP are the same as Interpretation 46 (Revised December 2003) for all arrangements to which Interpretation 46 has been or will be applied. If the application of the guidance in this FSP results in changes to previously reported information, the cumulative effect of the accounting change should be reported as of the beginning of the quarter which includes December 19, 2003. The Company does not expect the adoption of FSP No. FIN 46-8 to have a material impact on its consolidated financial position, results of operations or cash flows.

5.	Liquidity

As of December 31, 2003, DiCon had cash and cash equivalents of $0.9 million. In addition, in conformity with the requirements of generally accepted accounting principles, $24.6 million was invested in certificates of deposit and other marketable securities that were classified as marketable securities. The Company invests cash in excess of short-term needs in these investments to attempt to improve yields on its total investable portfolio.

DiCon believes its current cash and cash equivalents and marketable securities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. There remains some possibility that DiCon may need to raise additional capital. For instance, it might need additional capital in order to refinance the mortgage loans, finance unanticipated growth or to invest in new technology. There can be no certainty that DiCon would be successful in raising the required capital or in raising capital at acceptable rates.

6.	Basic net loss per share

Basic loss per share is computed by dividing the net loss (numerator) by the weighted average number of common shares outstanding (denominator) during the periods presented, excluding the dilutive effect of stock options. Diluted net loss per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. In computing diluted net loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds of stock option exercises.

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented below:

	For the three months ended		For the nine months ended
	December 31,		December 31,

	2003	2002	2003	2002

Numerator:
Net loss	$(2,168)	$(3,559)	$(9,894)	$(12,745)
Denominator:
Basic and diluted weighted average shares	112,007	112,130	112,017	110,736
Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.09)	$(0.12)

As a result of the losses incurred by the Company for the three months and the nine months ended December 31, 2003, weighted average options to purchase 4,910 and 4,760 shares of common stock were anti-dilutive and excluded from the net loss per share calculations. For the three and nine months ended December 31, 2002, weighted average options to purchase 6,117 and 9,103 shares of common stock were anti-dilutive and excluded from the net loss per share calculations.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(amounts in thousands, except per share data)

7.	Marketable Securities

Available for sale securities included in the consolidated balance sheets as of December 31, 2003 and March 31, 2003 are as follows:

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2003
Equity securities	$—	$—	$—	$—
Debt securities	24,550	27	—	24,577

Total	$24,550	$27	$—	$24,577

March 31, 2003
Equity securities	$174	$81	$—	$255
Debt securities	10,596	—	—	10,596

Total	$10,770	$81	$—	$10,851

Debt securities include certificates of deposit with original maturities of greater than 90 days.

8.	Inventories, net

Inventories consist of the following as of December 31, 2003 and March 31, 2003:

	December 31,	March 31,
	2003	2003

Raw materials	$1,554	$1,989
Work-in-process	2,766	1,875

Total	$4,320	$3,864

9.	Property, Plant and Equipment, net

Property, plant and equipment consist of the following as of December 31, 2003 and March 31, 2003:

	December 31,	March 31,
	2003	2003

Land	$10,000	$10,000
Building and improvements	37,612	37,492
Machinery, equipment and fixtures	48,789	52,191

Property, plant and equipment	96,401	99,683
Less: Accumulated depreciation	(35,464)	(31,481)

Property, plant and equipment, net	$60,937	$68,202

Depreciation expense was $6,982 and $10,245 for the nine months period ended December 31, 2003 and for the year ended March 31, 2003.

During the nine months ended December 31, 2003, the Company disposed of equipment and furniture with a net book value of $587 for proceeds of $187.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(amounts in thousands, except per share data)

10.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of December 31, 2003 and March 31, 2003:

	December 31,	March 31,
	2003	2003

Accounts payable	$757	$2,151
Accrued payroll	873	325
Accrual for vacated properties	296	519
Accrued liabilities	740	519
Advance payments from customers	3,658	3,671

	$6,324	$7,185

11.	Mortgage and Other Debt

The Company financed, in part, a new corporate campus by obtaining a construction loan from a bank of $27.0 million on August 24, 2000. In November 2001, the same bank refinanced the outstanding balance of the construction loan with a mortgage loan maturing on November 20, 2004, with an amortization schedule based on a 25-year loan. On January 13, 2004, the bank agreed to extend the maturity date of the mortgage loan to June 20, 2005, subject to additional terms and conditions requiring the Company to maintain a balance of cash and marketable securities of $10.0 million and a loan to value ratio not to exceed 70 percent of the improved administrative/production premises plus 50 percent of the currently vacant land.

Interest on the mortgage loan is accrued at a variable interest rate based on changes in the lender’s prime rate as of the 20th of each month (4.0 percent at December 31, 2003). Principal and interest are payable monthly. The balance of the mortgage loan as of December 31, 2003 was $25,687 and the balance of the loan at maturity is estimated to be $24,638 at the current interest rate. During the year ended March 31, 2002, the Chairman, President and Chief Executive Officer of the institution with which the Company maintains the mortgage loan was appointed to the Company’s Board of Directors.

In April 2001, the Company obtained an equipment loan from a bank in the amount of $7,250. The loan is secured by specific pieces of equipment. The loan is repayable in equal monthly installments of principal and interest over 60 months beginning May 30, 2001. On December 31, 2003, the loan balance was $3,383. Effective April 30, 2002 and annually on April 30th of each year thereafter, the Company may elect to fix the interest rate on the equipment loan for a twelve month period at a rate of one-half of one percentage point (0.5 percent) per annum in excess of the prime rate. As of December 31, 2003, the Company had not elected the fixed rate option and the loan bore an interest rate of prime plus 0.5 percent (4.5 percent on December 31, 2003). On March 31, 2003, the Company was in violation of two of the financial covenants under this loan agreement. The bank agreed to waive the covenants, but added an additional covenant requiring the Company to maintain a balance of cash and marketable securities (excluding equity securities) of at least two times the outstanding loan balance. The waiver was extended through March 31, 2004. The Company was in compliance with the additional covenant as of December 31, 2003.

In December 2001, Global Fiberoptics issued commercial paper in the amount of 20,000 New Taiwan Dollars. Proceeds were used to repay borrowings under the bank line of credit for Global Fiberoptics. This loan was repaid in April 2002.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(amounts in thousands, except per share data)

In December 2002, Global Fiberoptics obtained a line of credit in Taiwan backed by commercial paper issued by Global Fiberoptics for a maximum of 220,000 New Taiwan Dollars (or US$6,476 as of December 31, 2003). In January 2004, Global Fiberoptics renewed and reduced its line of credit to 100,000 New Taiwan Dollars (or US$2,944 as of December 31, 2003). The interest rate is based on a rate set by the bank at the time funds are drawn. The line of credit will mature on January 28, 2005. The outstanding balance of any commercial paper under this line of credit must be fully secured by either a cash deposit or bond fund certificate. As of December 31, 2003, Global Fiberoptics had issued commercial paper in the amount of 27,500 New Taiwan Dollars (or US$810 as of December 31, 2003) and 60,000 New Taiwan Dollars (or US$1,766 as of December 31, 2003) both with interest rate of 1.00%.

In September 2003, Global Fiberoptics renewed its line of credit of 100,000 New Taiwan Dollars (or US$2,944 as of December 31, 2003) from a Taiwan bank, with interest based on a rate set by the bank at the time funds are drawn. 36,500 New Taiwan Dollars (or US$1,074) was drawn as of December 31, 2003 with the interest rate of 3.0%. The loan will mature on January 06, 2004.

12.	Stock Plans and Deferred Compensation Liability

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

On March 31, 2001, the Company offered its employees two new equity incentive plans, an Employee Stock Option Plan (the “Option Plan”) and an Employee Stock Purchase Plan (the “Purchase Plan”). Grants under the Phantom Stock Plan have been discontinued. Under both the Option Plan and the Purchase Plan, the exercise or purchase price is not to be less than 85 percent of the fair value of Company’s common stock at the time of grant under the Option Plan or purchase under the Purchase Plan. New options granted under the Option Plan generally vest over five years and expire after ten years.

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

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(amounts in thousands, except per share data)

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

The Purchase Plan was available to all eligible employees who meet certain service requirements. Effective April 1, 2001 employees participating in the Purchase Plan could elect to deduct up to 10 percent of gross pay to purchase stock in the Company. Stock transactions pursuant to the Purchase Plan occurred semiannually on December 31 and March 31. The Company could sell up to 3,230 shares of stock under the Purchase Plan. Employees purchased 70 shares at a price of $3.85 per share on December 31, 2001 and 174 shares at a price of $2.10 on March 31, 2002. In May 2002, the Company issued 659 additional shares of common stock to employees under the Purchase Plan for aggregate cash consideration of $1,384 at a price of $2.10. In September 2002, the Company suspended the sale of shares to employees under the Purchase Plan.

Compensation expense related to the Company’s stock compensation plans has been reflected in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months and nine months ended December 31, 2003 and 2002 as follows:

	For the three months ended		For the nine months ended
	December 31,		December 31,

	2003	2002	2003	2002

Cost of goods sold	$14	$52	$73	$192
Selling, general and administrative expenses	48	189	251	701
Research and development expenses	100	100	531	369

	$162	$341	$855	$1,262

13.	Income Taxes

The Company’s income tax benefit of $650 for the nine months ended December 31, 2003 is composed of a decrease in the net deferred tax liability arising from temporary differences between the financial reporting and tax bases of assets and liabilities. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company recorded a valuation allowance against its net operating losses and credits of $6,178 at March 31, 2003. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

DiCon considers its investment in its Taiwanese subsidiary to be essentially permanent in duration. At December 31, 2003, the undistributed foreign earnings amounted to approximately $10.2 million. There is no plan to distribute these earnings to DiCon. If at some future date all or portions of these foreign earnings are distributed as dividends to DiCon, substantial additional taxes would be due in Taiwan and in the United States.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(amounts in thousands, except per share data)

14.	Product Warranties

The Company generally provides warranties for its products for one year. The Company provides reserves for the estimated cost of product warranties at the time revenue is recognized. Estimates of the costs of warranty obligations are based on the Company’s historical experience of known project failure rates, use of materials and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should the Company’s accrual experience relative to these factors differ from estimates, the Company may be required to record additional warranty reserves. Alternatively, if the Company provides more reserves than needed, the Company may reverse a portion of such provision in future periods.

Changes in the Company’s warranty accrual, which is included as a component of accounts payable and accrued liabilities on the Consolidated Balance Sheets, are as follows:

	December 31,	March 31,
	2003	2003

Balance at beginning of period	$56	$247
Accruals for warranties during the period	95	22
Settlements made (in cash) during the period	(131)	(213)

Balance at closing of period	$20	$56

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

Beginning in January 2001, as the industry entered its downturn and consolidation phase, various customers cancelled existing orders. In some cases, DiCon was able to recover a portion of its costs through subsequent transactions with these customers. However, the Company also incurred substantial costs associated with obsolete inventory and cancelled orders. During the fiscal year ended March 31, 2003, DiCon wrote off $4.1 million of obsolete inventory as compared to $9.2 million in the prior year. The Company assesses its inventory position on a monthly and quarterly basis with its then current forecasts During the nine months ended December 31, 2003, DiCon wrote off approximately $0.3 million of obsolete inventory and wrote down to fair value an additional $0.8 million of inventory.

In 2001, DiCon relocated its operations from leased facilities in Berkeley, California, to a newly owned 200,000 square feet facility in Richmond, California, which currently contains all of DiCon’s domestic manufacturing, R&D, sales and administration operations. DiCon has continued its efforts to consolidate its operations from different facilities in Berkeley and Richmond, California. The remaining lease obligations for the unutilized facilities, net of expected sublease income, have been accrued as a liability in the consolidated financial statements. The Company has reduced this reserve from $1.8 million as of March 31, 2002, to $0.5 million as of March 31, 2003 as a result of terminating six of its leased facilities. The balance of this reserve is approximately $0.3 million as of December 31, 2003.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and judgments that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, net sales and expenses, and the related disclosures. Estimates are based on historical experience, knowledge of economic and market factors and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of the Company’s consolidated financial statements.

Revenue recognition

The Company recognizes revenue upon shipment of the product provided that persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collection is reasonably assured. Revenue associated with contract-related cancellation payments from customers is not recognized until a formal agreement is signed or a purchase order issued by the customer covering such payments and the collection of the cancellation payments is determined to be reasonably assured. The Company records provisions against gross revenue for estimated product returns and allowances in the period when the related revenue is recorded. Should actual product returns and allowances exceed the Company’s estimates, additional reductions to revenue would result.

Allowances for doubtful accounts

The Company performs ongoing credit evaluations of its customers. Allowances for doubtful accounts for estimated losses are maintained resulting from the inability or unwillingness of customers to make required payments. When the Company becomes aware that a specific customer is unable to meet its financial obligations, such as the filing of a bankruptcy or deterioration in the customer’s operating results or financial position, the Company records a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. The Company is not able to predict changes in the financial condition of customers, and if circumstances related to the Company’s customers deteriorate, estimates of the recoverability of trade receivables could be materially affected and the Company may be required to record additional allowances. Alternatively, if the Company provides allowances on receivables that are ultimately collected, the Company will reverse such provisions in future periods based on actual collection experience.

Warranty accrual

The Company generally provides warranties for its products for one year. The Company provides reserves for the estimated cost of product warranties at the time revenue is recognized. Because the Company’s products are manufactured, in most cases, to customer specifications and their acceptance is based on meeting those specifications, the Company historically has experienced minimal warranty costs. Estimates of the costs of warranty obligations are based on the Company’s historical experience of known product failure rates, use of materials and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should the Company’s actual experience relative to these factors differ from its original estimates, the Company may be required to record additional warranty reserves. Alternatively, if the Company provides more reserves that are in excess of its actual warranty costs, the Company will reverse a portion of such provisions in future periods.

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

Financial Results

Three Months Ended December 31, 2003 Compared with Three Months Ended December 31, 2002

Net Sales

Net sales increased by 31.68% from $4.2 million for the quarter ended December 31, 2002 to $5.6 million for the quarter ended December 31, 2003. The increase was primarily due to an increase in the demand for fiberoptic components and test equipment by telecommunications equipment vendors, the Company’s primary customers. The increase in net sales associated with increased unit shipments was partially offset by decreases in the average selling prices of our products.

In the quarter ended December 31, 2002 and 2003, the Company recorded no revenue from cancellations of prior supply agreements with customers.

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

Sales to different geographic areas may fluctuate from period to period depending on various factors such as new system development, purchase cycle and price. Net sales to customers outside North America represented 58% of total net sales for the quarter ended December 31, 2003, as compared to 47% for the quarter ended December 31, 2002, respectively.

As of December 31, 2003 and 2002, the Company experienced the following concentrations with sales.

	Three months ended
	December 31,

	2003	2002

Percentage of revenue for 3 largest customers	49.6%	27.8%
No. of customers accounting for over 10% of net sales	3	1

Sales to DiCon’s leading customers vary significantly from year to year and DiCon does not have the ability to predict future sales to these customers.

Cost of Goods Sold and Gross Margin

Costs of goods sold declined 17.4% from $5.5 million in the quarter ended December 31, 2002, to $4.6 million in the quarter ended December 31, 2003. Gross margin as a percentage of net sales was 18.1% in the quarter ended December 31, 2003, compared to negative 30.6% in the quarter ended December 31, 2002. The increase in gross margin was due to increased sales absorbing fixed overheads costs and the cost savings associated with the workforce reduction and decreases in other expenses. Gross margin also increased as a result of greater sales revenue. The Company scrapped $0.9 million of materials for the quarter ended December 31, 2002. For the quarter ended December 31, 2003, the Company wrote down to fair value an additional $0.2 million of inventory.

Gross margin can be affected by a number of factors, including product mix, customer mix, applications mix, product demand, pricing pressures, manufacturing constraints, higher costs resulting from new production facilities, and product yield. Considering these factors, gross margin fluctuations are difficult to predict and there can be no assurance that DiCon will achieve or maintain gross margin percentages at historical levels in future periods. DiCon anticipates the slight improvement in gross margin to continue in future periods if market demand stays at the current level.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense was $1.3 million in the quarter ended December 31, 2003, compared to $2.0 million in the quarter ended December 31, 2002. The decrease in SG&A was the result of reduction in personnel expenses.

Research and Development Expenses

Research and development (“R&D”) expense was $1.5 million in the quarter ended December 31, 2003, compared to $2.1 million in quarter ended December 31, 2002. The decrease in R&D spending reflects the cost reductions resulting from further consolidation of product development programs and workforce reductions. Future expenditures are expected to fluctuate both in absolute dollars and as a percentage of revenue based on the need to invest in new R & D in order to remain competitive in this rapidly changing industry.

Other Income (Expense)

Other income (expense) composed of interest expense, net, loss on disposal of fixed assets and others, was $0.5 million in expenses in the quarter ended December 31, 2003, compared to expenses of $1.2 million for the quarter ended December 31, 2002. The reduction of expenses is primarily attributable to decreased interest expenses associated with DiCon’s real estate loan and equipment loan as well as reduced imputed interest on required payments under the terms of the conversion of the Phantom Stock Plan to the Employee Stock Option Plan. Loss on disposal of fixed assets was $0.4 million in the quarter ended December 31, 2003, compared to $0.7 million in the quarter ended December 31, 2002.

Loss Before Income Tax Benefit

The Company reported a net loss before income tax benefit of $2.2 million for the current quarter compared to $6.5 million for the same quarter in the prior year.

Income Tax Benefit

For the quarter ended December 31, 2002, the Company recorded $3.0 million of income tax benefit. The Company had sufficient income for federal income tax purposes in prior years to carryback the anticipated losses from that year, and to receive a refund. Thus, the Company accrued an income tax receivable for this amount which was received in full in June 2003. California state income taxes may not be carried back to prior years. The losses for California purposes may result in lower taxes paid in the future, depending on the then current tax laws for California.

Due to uncertainty surrounding the realization of favorable tax attributes in future tax returns, the Company recorded a valuation allowance against its net operating losses and credits at March 31, 2003. The Company’s income tax benefit at December 31, 2003 of approximately $0.1 million is composed of a decrease in the net deferred tax liability arising from temporary differences between the financial reporting and tax bases of assets and liabilities. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

For the three months ended December 31, 2003, the effective tax rate was (3.4)% compared to (45.5)% for the same period in the prior year. The tax rate for each period is the result of the consolidation of tax provision of the US operations with that of the Taiwan operations of Global Fiberoptics, and can vary substantially from period to period depending on the relative performance of each operation.

Nine Months Ended December 31, 2003 Compared with Nine Months Ended December 31, 2002

Net Sales

Net sales declined 19.3% from $16.2 million for the nine months ended December 31, 2002 to $13.1 million for the nine months ended December 31, 2003. This decline reflects the overall decline in the demand for fiberoptic components and test equipment by telecommunications equipment vendors, the Company’s primary customers, as well as increased competition for the remaining business opportunities.

In the nine months ended December 31, 2003, the Company recorded no revenue from cancellations of prior supply agreements with customers compared with $1.2 million in cancellation revenue from this source in the same period of the prior year. This revenue represents actual cash payments received during that period.

The fiberoptic communications industry is characterized by dynamic technological changes. Specific products may have a relatively short product life, even though basic product designs may have a substantial life. Generally, customers expect prices to decline steadily. During the current period of significant excess capacity, the pressure to reduce average selling prices may even be greater. DiCon seeks to offset this trend through new product introductions with higher average selling prices and through aggressive programs to improve manufacturing yields and cost reductions. There is no certainty that these programs will be successful to offset the pricing pressure from customers in the future. For the nine months ended December 31, 2003, the declining revenues were due both to a decline in selling prices and to a decline in the volume of goods shipped compared to the same period of the prior year.

Sales to different geographic areas may fluctuate from period to period depending on various factors such as new system development, purchase cycle and price. Net sales to customers outside North America represented 53% of total net sales for the nine months ended December 31, 2003, as compared to 32% for the nine months ended December 31, 2002, respectively.

As of December 31, 2003 and 2002, the Company experienced the following concentrations with sales.

	Nine months ended
	December 31,

	2003	2002

Percentage of revenue for 3 largest customers	40.4%	36.2%
No. of customers accounting for over 10% of net sales	2	1

Sales to DiCon’s leading customers vary significantly from year to year and DiCon does not have the ability to predict future sales to these customers.

Cost of Goods Sold and Gross Margin

Costs of goods sold declined 21.5% from $17.5 million in the nine months ended December 31, 2002, to $13.8 million in the nine months ended December 31, 2003. Gross margin as a percentage of net sales was negative 5.1% in the nine months ended December 31, 2003, compared to negative 8.0% in the nine months ended December 31, 2002. The increase in gross margin was due to increased sales absorbing fixed overheads costs and the cost savings associated with the workforce reduction and decreases in other expenses. The Company scrapped $0.3 million and $1.7 million of materials for the nine months ended December 31, 2003 and 2002 respectively. For the nine months ended December 31, 2003, the Company wrote down to fair value an additional $0.8 million of inventory.

Gross margin can be affected by a number of factors, including product mix, customer mix, applications mix, product demand, pricing pressures, manufacturing constraints, higher costs resulting from new production facilities, and product yield. Considering these factors, gross margin fluctuations are difficult to predict and there can be no assurance that DiCon will achieve or maintain gross margin percentages at historical levels in future periods. DiCon anticipates the slight improvement in gross margin to continue in future periods if market demand stays at the current level.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense was $4.1 million for the nine months ended December 31, 2003, compared to $6.8 million for the nine months ended December 31, 2002. The decrease in SG&A was the result of reduction in personnel expenses.

Research and Development Expenses

Research and development (“R&D”) expense was $4.8 million for the nine months ended December 31, 2003, compared to $11.1 million for nine months ended December 31, 2002. The decrease in R&D spending reflects the cost reductions resulting from further consolidation of product development programs and workforce reductions. Future expenditures are expected to fluctuate both in absolute dollars and as a percentage of revenue based on the need to invest in new R&D in order to remain competitive in this rapidly changing industry.

Other Income (Expense)

Other income (expense) composed of interest expense, net, loss on disposal of fixed assets and others, was approximately $1.0 million in expenses for the nine months ended December 31, 2003, compared to expenses of $3.1 million for the nine months ended December 31, 2002. The reduction of expenses is primarily attributable to decreased interest expenses associated with DiCon’s real estate loan and equipment loan as well as reduced imputed interest on required payments under the terms of the conversion of the Phantom Stock Plan to the Employee Stock Option Plan. Loss on disposal of fixed assets was $0.4 million for the nine months ended December 31, 2003, compared to $0.9 million for the nine months ended December 31, 2002.

Loss Before Income Tax Benefit

The Company reported loss before income tax benefit for the nine months ended December 31, 2003 has been reduced to $10.5 million compared to $22.2 million for the same nine months in the prior year.

Income Tax Benefit

For the nine months ended December 31, 2002, the Company recorded $9.5 million of income tax benefit. The Company had sufficient income for federal income tax purposes in prior years to carryback the anticipated losses from that year, and to receive a refund. Thus, the Company accrued an income tax receivable for this amount which was received in full in June 2003. California state income taxes may not be carried back to prior years. The losses for California purposes may result in lower taxes paid in the future, depending on the then current tax laws for California.

Due to uncertainty surrounding the realization of favorable tax attributes in future tax returns, the Company recorded a valuation allowance against its net operating losses and credits at March 31, 2003. The Company’s income tax benefit at December 31, 2003 of approximately $0.7 million is composed of a decrease in the net deferred tax liability arising from temporary differences between the financial reporting and tax bases of assets and liabilities. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

For the nine months ended December 31, 2003, the effective tax rate was (6.2)% compared to (42.7)% for the same period in the prior year. The tax rate for each period is the result of the consolidation of tax provision of the US operations with that of the Taiwan operations of Global Fiberoptics, and can vary substantially from period to period depending on the relative performance of each operation.

Liquidity and Capital Resources

Net cash provided by operations of $10.5 million increased for the nine months ended December 31, 2003 from a cash outflow of $7.9 million for the nine months ended December 31, 2002. Cash provided by operating activities was primarily attributable to depreciation expense of $7.0 million and an income tax refund of $15.3 million. These amounts were partially offset by an increase in accounts receivable of $1.1 million and inventories of $0.8 million, and a decrease in accounts payable and accrued liabilities of $0.7 million and the net loss for the nine months ended December 31, 2003. Accounts receivable increased in the nine months ended December 31, 2003, due to a increase in net sales. Inventory levels were higher primarily as a result of higher purchase and production volumes.

Cash used in investing activities increased from $8.3 million for the nine months ended December 31, 2002 to $13.5 million in the current period. This is primarily the result of efforts to increase earnings on working capital by investing in certificates of deposits with maturities in excess of 90 days and mutual funds of $14.9 million during the nine months ended December 31, 2003 as compared to $7.1 million for the nine months ended December 31, 2002. All certificates mature in one year or less. Additionally, the Company sold approximately $1.2 million of marketable securities during the current period.

For the nine months ended December 31, 2002, the Company made a long-term investment of $0.5 million for a minority interest in a firm in Taiwan. Purchases of equipment declined from $1.5 million in the nine months ended December 31, 2002 to approximately $43,000 in the same nine months this year.

Cash flows from financing activities declined from $8.3 million for the nine months ended December 31, 2002 to a $0.1 million in the current period. This change is primarily attributable to the sale of common stock for $9.6 million for the nine months ended December 31, 2002 offset by borrowings and repayments under the line of credit, mortgages and other debt.

The Company is required to comply with various operating and financial covenants under its an equipment loan borrowings. Operating covenants include restrictions on (i) any change in business activities from those DiCon is presently engaged in, (ii) certain types of investments and (iii) disposal of assets. Financial covenants include minimum profitability requirements, minimum tangible net worth requirements, minimum debt service requirements, minimum debt service coverage ratios, minimum quick ratios, and maximum debt to tangible net worth ratios. At March 31, 2003, the Company was in violation of two of the financial covenants. These covenants were waived by the lender, but the lender added an additional covenant requiring the Company to maintain a balance of cash and marketable securities (excluding equity securities) of at least two times the outstanding loan balance. The waiver was extended through March 31, 2004. The Company was in compliance with the additional covenant at December 31, 2003.

On January 13, 2004, the Bank agreed to extend the maturity date of the mortgage loan to June 20, 2005, subject to additional terms and conditions requiring the Company to maintain a balance of cash and marketable securities of $10.0 million and a loan to value ratio not to exceed 70 percent of the improved administrative/production premises plus 50 percent of the currently vacant land.

As of December 31, 2003, DiCon had cash and cash equivalents of $0.9 million. In addition, in conformity with the requirements of generally accepted accounting principles, $24.6 million was invested in certificates of deposit and other marketable securities that were classified as marketable securities. The Company invests cash in excess of short-term needs in these investments to attempt to improve yields on its total investable portfolio.

DiCon believes its current cash and cash equivalents and marketable securities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. There remains some possibility that DiCon may need to raise additional capital. For instance, it might need additional capital in order to refinance the mortgage loans, finance unanticipated growth or to invest in new technology. There can be no certainty that DiCon would be successful in raising the required capital or in raising capital at acceptable rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

DiCon maintain its cash and cash equivalents primarily in money market funds or other short-term marketable securities. DiCon does not have any derivative financial instruments as of December 31, 2003. Accordingly, it does not believe that its investments have material exposure to interest rate risk.

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

Market Risk

DiCon has limited investments in marketable equity securities. As of December 31, 2003, the Company had no marketable equity securities and as of March 31, 2003, the Company had marketable equity securities with an original cost of approximately 0.2 million that had an unrealized gain of $81,000.

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

DiCon’s foreign subsidiary incurs most of its expenses in New Taiwan Dollars, and therefore it uses New Taiwan Dollars as its functional currency. Accordingly, DiCon has material exposure to foreign currency fluctuations between the U.S. Dollar and the New Taiwan Dollar for (1) sales to its subsidiary, (2) purchases from its subsidiary, and (3) revaluation of monetary assets held by its subsidiary. In order to mitigate the Company’s exposure to foreign currency exchange risks, the Company has entered into a number of foreign currency forward contracts and options. Gains or losses on these contracts are recognized as other income (expense) and have not been significant. The Company does not use derivatives for trading purposes. DiCon does not have any derivative financial instruments as of December 31, 2003. As of December 31, 2003 the accumulated currency translation loss resulting from the translation of the financial position of Global Fiberoptics were $1.6 million compared to a loss of $2.1 million as of March 31, 2003.

DiCon considers its investment in its Taiwanese subsidiary to be essentially permanent in duration. At December 31, 2003, the undistributed foreign earnings amounted to approximately $10.2 million. There is no plan to distribute these earnings to DiCon. If at some future date all or portions of these foreign earnings are distributed as dividends to DiCon, substantial additional taxes would be due in Taiwan and in the United States.

Item 4. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures. The undersigned principal executive officer and principal financial officer of DiCon conclude that DiCon’s disclosure controls and procedures are effective as of December 31, 2003 based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15.

(b)  Changes in Internal Controls. There has been no change in DiCon’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, DiCon’s internal control over financial reporting.

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

DICON FIBEROPTICS, INC.
(Registrant)

Date: February 11, 2004	By:	/s/ Ho-Shang Lee

(Signature)

	Name:	Ho-Shang Lee, Ph.D.
	Title:	President and Chief Executive Officer
(principal executive officer)

Date: February 11, 2004	By:	/s/ Jannett Wang

(Signature)

	Name:	Jannett Wang
	Title:	Vice President of Administration
(principal financial officer)

Exhibit Index

Exhibit No.	Description

31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certificate of Vice President of Administration pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certificate of Vice President of Administration pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.