Form 10KSB
period 2004-03-31
DICON FIBEROPTICS INC
filed 2004-06-29
CIK 1119012

UNITED STATES

SECURITIES AND EXCHANGE COMMISISSION
WASHINGTON, DC 20549

FORM 10-KSB

 (Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2004, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-49939

DICON FIBEROPTICS, INC.

(Name of Small Business Issuer in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	94-3006185 (IRS Employer Identification No.)

1689 Regatta Blvd.
Richmond, California	94804
(Address of Principal Executive Offices)	(Zip Code)

(510) 620-5000
(Registrant’s Telephone Number, Including Area Code)

     Securities registered under Section 12(b) of the Exchange Act: None

     Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

     Issuer’s revenue for its most recent fiscal year ended March 31, 2004, was $18,657,626.

     The issuer’s common stock is not traded on any market and accordingly no aggregate market value for the stock held by non-affiliates can be computed.

     The number of shares of the issuer’s common stock outstanding as of March 31, 2004, was 111,992,125.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Description of Business.

     This annual report contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, that involve risks and uncertainties. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. All of these forward-looking statements are based on information available to DiCon Fiberoptics, Inc. (“DiCon” or the “Company”) at this time, and DiCon assumes no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in the section titled “Risk Factors” below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Please review and consider the various disclosures made by DiCon in this report, and those detailed from time to time in DiCon’s filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect DiCon’s future results.

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

     The fiberoptic communications has a three-layer networking hierarchy: service providers or carriers, Network Equipment Manufacturers (“NEMs”) and Optical Component Manufacturers (“OCMs”). Carriers are communication companies that own optical networks and provide communication services to their customers. In the United States, the principal carriers are AT&T, MCI, Sprint, BellSouth, Verizon, SBC Communications, and Qwest. Outside the United States, significant carriers include Deutsche Telekom, British Telecom, and France Telecom.

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

     Beginning in 1996, the Company used its innovative thin-film technology to manufacture a broad range of products such as low-loss Wavelength Division Multiplexers (“WDMs”) and De-multiplexers to combine and divide optical signals of different wavelengths; Gain Flattening Filters (“GFFs") designed to equalize the energy content of different wavelengths (channels) ahead of optical amplifiers; and isolators used to ensure unidirectional flow of optical signals. DiCon also leveraged its success in the application of the new thin-film technology to manufacture a series of advanced measurement and testing devices.

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

6.	Revenue Breakdown.

     DiCon’s revenue breakdown over the last three fiscal years (“FY”) has been as follows:

	FY Ended	FY Ended	FY Ended
Product
Line	March 31, 2004	March 31, 2003	March 31, 2002
WDM	56%	50%	60%
Switch	44%	50%	40%

7.	Marketing and Distribution.

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

     In the year ended March 31, 2004, DiCon had a broad customer base consisting of over 200 accounts, including major NEMs such as ALCATEL, Cisco Systems, Bookham Technology, Marconi, Nortel Networks and Tellabs. Despite the number of customers that DiCon had, there are a limited number of very large customers that account for the majority of purchases in the industry worldwide. The Company’s three largest customers accounted for approximately 45.7% during the fiscal year ended March 31, 2004.

9.	Back Orders and Payments Terms.

     DiCon’s back orders, which represents the aggregate of the sales price of orders received from customers but not yet recognized as revenue, were approximately $2.3 million and $1.9 million as of March 31, 2004 and 2003, respectively. Currently, the Company is quoting lead times of three to four weeks for delivery of most of its products. Back orders are subject to possible changes by customers related to quantities of ordered products, their specification and delivery dates. While DiCon believes that its back orders are firm, there are certain circumstances under which orders may be cancelled by the customer. DiCon also may elect to permit cancellation of orders without penalty where management believes it is in the Company’s best long-term interest to do so. Considering that DiCon’s back orders are small in relation to its revenue, they are not expected to have a material impact on the Company’s future financial performance.

     DiCon does not provide extended payment terms to its customers and does not carry significant amounts of finished goods for its customers.

10.	Inventory.

     DiCon’s inventory consists mainly of raw material and work in process.

     Beginning in January 2001, as the industry entered its downturn and consolidation phase, various customers cancelled existing orders. In some cases, DiCon was able to recover a portion of its costs through subsequent transactions with these customers. However, the Company also incurred costs associated with obsolete inventory and cancelled orders. For the year ended March 31, 2004, DiCon wrote off approximately $1.1 million of obsolete inventory and wrote down to fair value an additional $1.1 million of inventory as compared to $4.1 million in total in the prior year. The Company assesses its inventory position on a monthly and quarterly basis based on its then current forecasts. DiCon attempts to mitigate the impact of such corrections by maintaining close, proactive relationships with its major customers to obtain as much information about each customer’s needs as possible.

11.	Sources and Availability of Raw Materials.

     DiCon has no critical raw materials available only from a single supplier.

12.	Research and Development.

     Since its formation, DiCon has been active in the development of new, commercially viable technologies. As of March 31, 2004, the Company had 25 patents granted in the United States. In order to achieve its position in the marketplace, DiCon spends a substantial proportion of its financial resources on research and development (“R&D”). These expenditures are expensed as incurred. During the last three fiscal years, DiCon’s R&D expenses were as follows:

	FY Ended	FY Ended	FY Ended
	March 31, 2004	March 31, 2003	March 31, 2002
Total Amount (000’s)	$6,516	$13,178	$16,659
Percentage of Net Sales	34.9%	63.6%	23.6%

13.	Competition.

     The markets in which DiCon sells its products are highly competitive. The Company’s overall competitive position depends on a number of factors, including:

     Product features, specifications and reliability

     Strength of customer relationships

     Breadth of product lines

     Delivery times and manufacturing capacity

     Selling price

     Timing of new product introduction

     DiCon believes that its principal competitors are passive optical component manufacturers such as JDS Uniphase, Avanex (including the optical components business formerly owned by Corning) and Finisar, as well as the internal manufacturing divisions of some of its large customers.

14.	Employment.

     As of March 31, 2004, DiCon had 195 employees in the US and Global had 148 employees in Taiwan.

15.	Financial Information by Geographic Areas.

     DiCon sold its products to customers within and outside the United States as indicated below:

	FY Ended	FY Ended	FY Ended
Revenues
(in 000’s)	March 31, 2004	March 31, 2003	March 31, 2002
Within the US	$7,583	$13,671	$46,313
Outside the US	11,075	7,064	24,300

Total	$18,658	$20,735	$70,613

     The majority of the Company’s long-lived assets are located in the United States. Long-lived assets consist primarily of long-term investment property, plant, and equipment, net of accumulated depreciation and deposits. The following represents the geographic location of long-lived assets:

Amounts
(in 000’s)	March 31, 2004	March 31, 2003	March 31, 2002
Within the US	$47,865	$56,532	$65,174
Outside the US	10,949	12,278	13,322

Total	$58,814	$68,810	$78,496

16.	Protection of the Environment.

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

     DiCon’s primary business is to manufacture and sell components used in optical networking equipment. The sale of optical networking equipment depends not only on consumer demand for access but also on service providers’ ability to raise capital required to pay for the networks. After a period of over expansion by the service providers, almost all of the service providers worldwide have substantially reduced capital expenditures to allow excess capacity to be absorbed by the continuing growth in traffic, and for the service providers to restore their financial strength. This has resulted in a severe and unprecedented decline in demand for optical components supplied by DiCon and its competitors. DiCon has incurred net losses over the past three years due to these market conditions. Limits to the continued growth of traffic on the networks or to the carriers’ ability to restore their financial strength may restrict the market for DiCon’s components and for those of DiCon’s competitors. Furthermore, DiCon may not be able to reduce costs sufficiently at present levels of sales to return to profitability. If the market does not recover at some point in the future, DiCon may not be able to return to profitability and may suffer material adverse effects on its business condition, operations and prospects.

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

     In the past decade, strong demand for fiberoptics components by equipment manufacturers has encouraged a large number of new companies to compete with established components providers such as DiCon. The entry of these new competitors was facilitated by the fundamental changes in technology needed to produce many components as the desired characteristics of the components evolve. Such new technologies can eliminate the technological advantages of incumbent suppliers. In addition, before the downturn, the enthusiasm of investors for manufacturers of optical equipment for communications facilitated the access of considerable funds to many start-ups, which allows them to set pricing below manufacturing costs to gain market share as they try to gain a foothold in the industry. As a result, today there is a severe over capacity in the industry to produce components. This competition could adversely impact the Company’s future revenues and gross margins.

     The price of optical networking components declines steadily after their introduction. These decreases may cause a decline in DiCon’s revenues and gross margins.

     The optical networking equipment industry continues to experience declining average selling prices as a result of greater competition and a significant reduction in spending for infrastructure projects. DiCon anticipates that average selling prices will continue to decrease in the future in response to product introductions by competitors and price pressures from large customers. Unless DiCon is able to reduce its costs, these decreases will contribute to a decline in DiCon’s total revenues and gross margins, which would adversely affect its results of operations.

     Risks Related to the Company’s Business

     DiCon faces challenges in remaining technologically competitive, hiring and managing qualified personnel, and planning for the future.

     The continued competitiveness of DiCon requires the successful design and manufacture of an ever increasing number of different components, either because new functions are sought or because the evolving specifications of existing components require changes in product design and manufacturing methods. Often these new products require the mastery of entirely new materials and processes as well as the integration of different types of technologies. While DiCon remains a privately held corporation, many of its larger competitors are publicly traded and therefore may have greater access to capital to acquire new technologies and equipment. This may weaken DiCon’s competitive position.

     DiCon’s need to develop innovative new products requires that DiCon be able to attract and retain a sufficient number of specially qualified engineers and hire, train, and retain workers who are adept in various optical component manufacturing processes.

     DiCon faces other challenges in managing its business. These challenges include the effective management of manufacturing facilities both in the U.S. and Taiwan, successful design and timely introduction of new products to the market, strategic investments in research and development including material processing and engineering core technologies, expansion of sales to different geographical areas and acquiring new customers, and aggressively pursuing new “design-in” opportunities. Failure to meet these challenges in any single area may impact the Company’s future operating results.

     DiCon depends on a small number of large customers for a significant portion of its revenues. The loss of, or a significant reduction in, sales to these customers may adversely affect its revenues and operating results.

     While the mix of these leading customers changes over time, the dominance of a few network equipment providers in their markets and DiCon’s success in securing significant sales to them imply that an important fraction of DiCon’s revenues will continue to come from a relatively small number of customers. Any further severe reduction in sales to one of these customers could adversely affect DiCon’s revenues and cash flow.

     Although the Company has not suffered material credit losses to date, it may do so in the future.

     The telecommunications industry continues to undergo downsizing. These changes may result in a lack of liquidity or bankruptcy of some of DiCon’s customers during this period of market adjustment. If one or more of these significant customers were to experience financial difficulties, or a significant number of smaller customers were to do so, revenues and operating activities of the Company would be adversely impacted.

     DiCon depends on key personnel to manage its business effectively in a rapidly changing market and if the Company is unable to retain these personnel, its ability to develop, manufacture and market its products could be harmed.

     DiCon’s future success depends on the continued services of its executive officers, particularly Dr. Ho-Shang Lee, and other key personnel. None of these employees are bound by an employment agreement for any specific term and these personnel may terminate their employment at any time. In addition, DiCon does not maintain “key person” life insurance on any of its employees. Any loss of key personnel may adversely affect DiCon’s operations.

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

     Furthermore, incremental borrowings will subject DiCon to additional risks, including the potential consequences of failing to make required payments or to comply with affirmative or negative covenants. Interest payments associated with any borrowings will reduce earnings and the amount of internally generated funds available for capital requirements.

     Issuance of additional equity securities may result in dilution of existing stockholders’ interest in DiCon. Issuance of any preferred class of equity may also give rise to additional risks comparable to those associated with borrowings as described above.

     The Company’s headquarters in Richmond, California, is financed with a mortgage loan with a balloon payment due in November 2004. On June 16, 2004, the bank agreed to extend the maturity date of the mortgage loan to October 20, 2007, subject to additional terms and conditions. The Company expects to refinance the mortgage loan at that time. It may not be possible to do so, especially if the Company continues to be unprofitable. If the Company cannot refinance the mortgage loan, it may suffer substantial economic loss or be forced to take dramatic measures to trim back expenses.

     If DiCon does not maintain acceptable manufacturing yields, product delivery schedules and product reliability, its operating results could suffer.

     The manufacture of DiCon’s products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Changes in the Company’s manufacturing processes or those of its suppliers could significantly reduce the Company’s manufacturing yields and increase product liability exposure. Because the majority of DiCon’s manufacturing costs are relatively fixed, manufacturing yields are critical to the Company’s results of operations. Lower than expected production yields could delay product shipments and impact gross margins.

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

     The Company’s facilities are susceptible to damage from natural disasters such as earthquakes and typhoons as well as from fire, floods, loss of power or water supply, telecommunications failures and similar events. Its research and development activities, manufacturing facilities, corporate headquarters and other critical business operations are located in California and Taiwan. Any loss of its facilities could disrupt its operations, delay production and shipments and result in significant expense to repair or rebuild its facilities.

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

     Risks Related to DiCon Common Stock

     DiCon may remain a private company, which could adversely affect the value of its common stock.

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

     The consolidated financial statements of the Company contain estimates associated with reserves and allowances that are based on management’s judgment at the time of preparation of the consolidated financial statements. These reserves and allowances could differ from those estimated by management based on actual results that could negatively impact the Company’s operating results in future periods. Accounts affected by these estimates include estimates for losses on future rent (for buildings abandoned by the Company for which it is obligated under long term leases) and allowances for bad debt. The Company also reported a valuation allowance for deferred tax assets due to the reduction in the Company’s forecasts of future taxable income.

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

Item 2. Description of Property.

     In 2001, DiCon moved from its leased facilities in Berkeley, California, to its new facility in Richmond, California. DiCon conducts its research, development, manufacturing and direct marketing operations at its headquarters in Richmond, California. DiCon owns this 200,000 square-foot headquarter facility in Richmond which is located on a 28-acre parcel of land.

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

     Certain of the leased properties were no longer used for operating purposes and are available for sublease. As of March 31, 2004, the reserve for future lease expenses, net of expected sublease income, is $0.25 million, and is included in accounts payable and accrued liabilities in the Consolidated Balance Sheets.

     As of March 31, 2004, DiCon’s future (gross) commitments under all leases are as follows:

Fiscal Year Ending March 31,	(000’s)
2005	$409
2006	199
2007	22
2008	22
Thereafter	57

$709

Item 3. Legal Proceedings.

     DiCon is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of DiCon’s security holders during the fourth quarter of the fiscal year ended March 31, 2004.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a)	Market Information.

     There is no established public trading market for DiCon common stock. In the absence of a public market, the fair value of DiCon common stock is determined by DiCon’s Board of Directors.

(b)	Holders.

There are approximately 388 holders of DiCon common stock as of March 31, 2004.

(c)	Dividends.

     DiCon did not declare a dividend on its common stock during the fiscal years ended March 31, 2003, or March 31, 2004, or in any subsequent period for which financial information is required.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information

(c)
Number of Securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under equity
Plan category	be issued upon exercise	exercise price of	compensation plans
Equity Compensation Plans	of outstanding options,	outstanding options,	(excluding securities
Approved by Shareholders	warrants and rights	warrants and rights	reflected in column (a))
(1)	(shares)	($)	(shares)
Employee Stock Option Plan	5,207,006 (2)	$3.26	6,632,194 (2)
Employee Stock Purchase Plan	955,112 (3)	$2.73	1,987,421 (3)

(1)	DiCon has no equity compensation plans that are not approved by shareholders.

(2)	The maximum number of shares that may be issued pursuant to options granted under the Employee Stock Option Plan is 11,840,000. As of March 31, 2004, 12,076,106 options were granted, 800 options were exercised and 6,868,300 options terminated under the Employee Stock Option Plan.

(3)	The maximum number of shares that may be issued under the Employee Stock Purchase Plan is 3,230,000 which includes shares issued pursuant to the Global Fiberoptics Profit Distribution Sharing Plan Alternative. As of March 31, 2004, 1,242,579 shares were issued under the Employee Stock Purchase Plan and DiCon exercised the option to repurchase 287,467 shares upon employment termination.

(e)	Purchases of Equity Securities by Small Business Issuer.

Small Business Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	yet be Purchased
	Total Number		Announced Plans or	Under the Plans or
	of Shares	Average Price	Programs	Programs
Period	Purchased (1)	Paid per Share	(2)	(2)
January 1, 2004 through January 31, 2004	2,190	$0.96	—	—

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	yet be Purchased
	Total Number		Announced Plans or	Under the Plans or
	of Shares	Average Price	Programs	Programs
Period	Purchased (1)	Paid per Share	(2)	(2)
February 1, 2004 through February 29, 2004	7,532	$0.96	—	—
March 1, 2004 through March 31, 2004	4,494	$0.96	—	—
Total	14,216	$0.96	—	—

(1)	All of the shares purchased were issued under the Employee Stock Purchase Program.

(2)	DiCon does not have any publicly announced plans or programs for the purchase of shares.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Overview

     DiCon designs and manufactures passive optical components, modules and test instruments for current and next-generation optical communications markets. DiCon designs and manufactures a broad portfolio of technically advanced products that filter, split, combine, attenuate, and route light in optical networks. DiCon also sells products used for testing optical devices and systems. DiCon’s products are based on its proprietary technologies, including thin-film coating, micro-optic design, optical element finishing, Micro Electro-Mechanical Systems (“MEMS”), advanced packaging and process automation. DiCon was founded in 1986 and first became profitable in 1988. It remained profitable each fiscal year until the fiscal year ended March 31, 2002.

     DiCon’s communications products include Wavelength Division Multiplexers (“WDMs”), amplifier components, switches and attenuators, MEMS devices and modules. Its measurement products include variable attenuators, tunable filters, and test instruments for telecommunication applications. DiCon markets and sells its products worldwide through its direct sales force, its subsidiary Global and through selected distributors.

     The optical networking industry is rapidly changing and the volume and timing of orders are difficult to predict. Since the fourth quarter of 2000, the fiberoptics industry has gone through a significant period of consolidation following a dramatic curtailment of capital spending by most carriers faced with substantial excess bandwidth capacity and very high levels of corporate debt. DiCon believes its customers are manufacturers of telecommunications equipment, who generally view the purchase of DiCon’s products as a significant and strategic decision. As a result, customers typically commit substantial effort in evaluating DiCon’s technology, and testing and qualifying its products and manufacturing processes. This customer evaluation and qualification process frequently results in a lengthy initial sales cycle of nine months or longer.

     As the industry entered its downturn and consolidation phase in 2001, various customers cancelled existing orders. In some cases, DiCon was able to recover a portion of its costs through subsequent transactions with these customers. However, the Company also incurred substantial costs associated with obsolete inventory and cancelled orders. During the fiscal year ended March 31, 2003, DiCon wrote off $4.1 million of obsolete inventory. The Company assesses its inventory position on a monthly and quarterly basis with its then current forecasts. During the fiscal year ended March 31, 2004, DiCon wrote off approximately $1.1 million of obsolete inventory and wrote down to fair value an additional $1.1 million of inventory.

     In 2001, DiCon relocated its operations from leased facilities in Berkeley, California, to its newly owned 200,000 square feet facility in Richmond, California, which contains all of DiCon’s domestic manufacturing, R&D, sales and administration operations. The remaining lease obligations for the unutilized facilities, net of expected sublease income, have been accrued as a liability in the consolidated financial statements. The balance of this reserve net of expected sublease income is approximately $0.25 million as of March 31, 2004.

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

     Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to consultants and outside service providers, material and equipment costs, and other expenses related to the design, development, testing and enhancement of DiCon’s products. DiCon expenses all of its research and development costs as incurred and does not capitalize any research and development expenditures except for equipment with a useful life longer than one year and useful for purposes other than the current research and development project. DiCon believes that research and development is critical to strategic product development and expects to continue to devote significant resources to product research and development. DiCon expects its research and development expenses to fluctuate both in absolute dollars and as a percentage of sales based on its perceived need for, and expected return from, its research and development efforts.

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

     Long term investments are accounted for at historical cost and are subject to a periodic impairment review. The impairment analysis requires significant judgement to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. If the investment is determined to be temporarily impaired, the investment is written down to its impaired value. When an investment is not considered viable from a financial or technological point of view, the entire investment is written down.

     DiCon maintains an Employee Stock Option Plan and an Employee Stock Purchase Plan as a means of motivating its employees to make a tangible contribution towards achieving its corporate objectives. In September 2002, DiCon suspended the sale of DiCon shares to employees under the Employee Stock Purchase Plan.

     Recent Accounting Pronouncements

     Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN 46 were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 31, 2003 for those arrangements entered into prior to February 1, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01 The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-01”). EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than twelve months and those in a loss position for greater than twelve months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment’s fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have any material effect on the Company’s results of operations or financial position.

     On December 17, 2003, the Securities and Exchange Commission (the “SEC”) issued SAB No. 104, Revenue Recognition (“SAB 104”), which supercedes SAB No. 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of SAB 104 had no effect on the Company’s results of operations or financial position.

     Results of Operations

	Years Ended March 31,
	2004		2003
Consolidated Statement of Operations:	$ (000’s)%		$ (000’s)%
(in thousands and as a percentage of
net sales)
Net sales	$18,658	100.0%	$20,735	100.0%
Cost of goods sold	18,710	100.3%	24,313	117.3%

Gross loss	(52)	(0.3%)	(3,578)	(17.3%)

Selling, general and administrative expenses	5,438	29.1%	9,217	44.4%
Research and development expenses	6,516	34.9%	13,178	63.6%

	11,954	64.0%	22,395	108.0%

Loss from operations	(12,006)	(64.3%)	(25,973)	(125.3%)
Other expense	(2,003)	(10.8%)	(3,392)	(16.3%)

Loss before income taxes	(14,009)	(75.1%)	(29,365)	(141.6%)
Income tax benefit	1,983	10.6%	6,178	29.8%

Net loss	$(12,026)	(64.5%)	$(23,187)	(111.8%)

     Financial Results

     Net Sales

     During the fiscal year ended March 31, 2004, the Company net sales declined 10.0% from $20.7 million in the fiscal year ended March 31, 2003, to $18.7 million. These declines reflected the overall decline in the demand for fiberoptics components and test equipment by telecommunications equipment vendors, the Company’s primary customers, as well as increased competition for the remaining business opportunities.

     In the fiscal year ended March 31, 2004, the Company recorded no revenue from cancellation of prior supply agreements with customers compared with $1.2 million in cancellation revenue in the same period of the prior year.

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

     Sales to different geographic areas may fluctuate from period to period depending on various factors such as new system development, purchase cycle and price. Net sales to customers in the United States accounted for $7.6 million and $13.7 million of total net sales, or 41% and 66%, for the years ended March 31, 2004 and 2003, respectively.

     Despite the fact that the Company had over 200 customers in the year ended March 31, 2004, there are a limited number of very large customers that account for the majority of purchases in the industry worldwide. As of and for the years ended March 31, the Company experienced the following concentrations with sales and accounts receivables.

	Years Ended March 31,
	2004	2003
Percentage of revenue for 3 largest customers	45.7%	33.4%
No. of customers accounting for over 10% of net sale	2	1
No. of customers accounting for more than 10% of account receivables balance	3	2

     Sales to DiCon’s leading customers vary significantly from year to year and DiCon does not have the ability to predict future sales to these customers. However, if the decline in the telecommunications industry continues, DiCon expects telecommunications carriers to continue to curtail their current levels of capital spending, which will further affect DiCon’s sales.

     Cost of Goods Sold and Gross Margin

     The Company continued its efforts to reduce expenses and reduce its overhead. As a result, costs of goods sold declined 23% from $24.3 million in the fiscal year ended March 31, 2003, to $18.7 million in the fiscal year ended March 31, 2004. Gross margin also improved from a loss of 3.6 million (-17.3%) in the fiscal year ended March 31, 2003 to a loss of 52,000 (-0.3%) in the fiscal year ended March 31, 2004.

     The gross loss in fiscal year ended March 31, 2003 was primarily attributable to a reduction in sales volume coupled with a continued decline in average selling price, a lower margin product mix due to lower sales of high margin components, and write-downs of excess and obsolete inventories. The improvement in gross margin in the year ended March 31, 2004 is mainly due to expense and cost reduction along with more efficient material management. During the fiscal year ended March 31, 2004 DiCon wrote off approximately $1.1 million of obsolete inventory and impaired an additional $1.1 million of inventory, or 11.8% of total net sales, as compared to a total of $4.1 million or 19.8% of total net sales, in the fiscal year ended March 31, 2003.

     Gross margin can be affected by a number of factors, including product mix, customer mix, applications mix, product demand, pricing pressures, manufacturing constraints, higher costs attributable to new production facilities, and production yield. Gross margin fluctuations are difficult to predict and there can be no assurance that we will achieve or maintain gross margin percentages at historical levels in future periods.

     Compensation expense including the Company’s stock compensation plans has been reflected in the Statement of Operations and Comprehensive Loss for the years ended March 31, 2004 and 2003 as follows:

	Years Ended March 31,
(in thousands)	2004	2003
Cost of goods sold	$79	$157
Selling, general and administrative expenses	275	957
Research and development expenses	577	314

	$931	$1,428

     Included in the amounts noted above is non-cash compensation expense totaling $481 and $450 for the years ended March 31, 2004 and 2003, respectively.

     Operating Expenses

     Selling, general and administrative.

     Selling, general and administrative (“SG&A”) expense was $5.4 million in the fiscal year ended March 31, 2004, compared to $9.2 million in the fiscal year ended March 31, 2003. The decrease in SG&A was primarily due to lower personnel-related expenses resulting from the reductions of workforce, and lower commission expenses following the decline in sales.

     Research and development.

     Research and development (“R&D”) expense was $6.5 million in the fiscal year ended March 31, 2004, compared to $13.2 million in fiscal year ended March 31, 2003. The decrease in R&D spending reflects the cost reductions resulting from the elimination of certain product development programs and workforce reductions. Future expenditures are expected to fluctuate both in absolute dollars and as a percentage of revenue based on the need to invest in new research and development in order to remain competitive in this rapidly changing industry.

     Other Expense

     Other income (expense) was expense of $2.0 million in the fiscal year ended March 31, 2004 and expense of $3.4 million in the fiscal year ended March 31, 2003 as follows:

	Years Ended March 31,
(in thousands)	2004	2003
Other income (expense):
Realized gain (losses) on sales of marketable securities	$114	$(616)
Impairment of other long-term investments	(512)	—
Interest expense	(1,366)	(3,445)
Interest income	402	468
Loss on disposal of fixed assets	(670)	(930)
Other income (expense), net	29	1,131

	$(2,003)	$(3,392)

     Interest expense primarily represents the costs of borrowing by DiCon for its mortgage loan for the Richmond, California, facility and its equipment loan, along with the imputed interest on the payments required under the terms of the conversion of its Phantom Stock Plan to the Employee Stock Option Plan.

     In the fiscal year ending March 31, 2004, DiCon sold certain marketable equity securities for total proceeds of $2.3 million, resulting in a realized gain of $114,000. In the fiscal year ending March 31, 2003, DiCon sold certain marketable equity securities for total proceeds of $2.8 million, resulting in a realized loss of $616,000.

     In the fiscal year ended March, 31 2004, DiCon recorded $0.5 million impairment of other long-term investments. When the decline in fair value is deemed to be other-than-temporary, DiCon writes down the value of the investment to its fair value. The write-down in the fiscal year ended March 31, 2004 is related to the decline in fair value of DiCon’s investment in a private company in Taiwan engaged in the optical coating business.

     Income Tax Expense (Benefit):

     DiCon recorded $2.0 million and $6.2 million of income tax benefit in the fiscal years ended March 31, 2004 and 2003, respectively.

     The Company had sufficient income for federal income tax purposes in prior years to carryback the anticipated losses from that year, and to receive a refund. During the fiscal year ended March 31, 2003, the Company received $15.2 million of federal income tax refunds. California State Income Taxes may not be carried back to prior years. The losses for California purposes may result in lower taxes paid in the future, depending on the then current tax laws for California.

     The Company’s effective tax rate varies from the statutory U.S. federal rate primarily due to the use of tax credits, the effect of state income taxes and the impact of foreign taxes on its Taiwanese subsidiary. The difference between the Company’s effective income tax rate and U.S. federal statutory rate is reconciled as follows:

	Years Ended March 31,
	2004	2003
Provision computed at federal statutory rate	(35)%	(35)%
State taxes, net of federal tax benefit	(6)	(6)
Foreign taxes	(8)	1
Permanent differences	0	1
Valuation allowance	25	19
Other	10	(1)

Effective income tax rate	(14)%	(21)%

     Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against certain deferred tax assets and liabilities as of March 31, 2004 and 2003. Management evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

Liquidity and Capital Resources

     Net cash provided by operations of $10.0 million increased for the fiscal year ended March 31, 2004 from that of a cash outflow of $15.1 million for the fiscal year ended March 31, 2003. Cash provided by operating activities was primarily attributable to depreciation expense of $9.2 million and an income tax refund of $15.3 million. These amounts were partially offset by an increase in accounts receivable of $1.0 million and inventories of $1.6 million and a decrease in accounts payable and accrued liabilities of $0.4 million. Accounts receivable were higher compared to the fiscal year ended March 31, 2003, primarily as a result of an increase in net sales outside the United States where payment cycles are longer. Inventory levels were higher for the fiscal year ended March 31, 2004, reflecting purchases in response to recent increases in production volumes.

     Cash outflow of $15.1 million for the fiscal year ended March 31, 2003 was primarily due to the $13.4 million in deferred compensation payments made upon the resignation and termination of employees and the early repayment program.

     Cash used in investing activities increased to $9.2 million in the current fiscal year ending March 31, 2004. This is primarily the result of efforts to increase earnings on working capital by investing in certificates of deposits with maturities in excess of 90 days and mutual funds of $14.1 million in the current fiscal year ending March 31, 2004. All certificates mature in one year or less. Additionally, the Company sold approximately $4.8 million of marketable securities during the period.

     For the fiscal year ending March 31, 2003, the Company made a long-term investment of $0.5 million for a minority interest in a firm in Taiwan. The investment value has been fully impaired in the current fiscal year ending March 31, 2004.

     The increase in cash flows from investing activities in the fiscal year ending March 31, 2003, was primarily due to an increase in net proceeds of $15.6 million from the sale of marketable securities offset by $13.2 million purchases of marketable securities.

     Cash used in financing activities increased to $3.2 million in the current fiscal year ending March 31, 2004. This change is primarily attributable to the repayments under the line of credit, mortgages and other debt of $7.3 million and offset by borrowings under the line of credit and other debt of $4.1 million.

     Cash generated by financing activities was $7.7 million in the fiscal years ended March 31, 2003. This change was primarily the result of the sale of additional common stock net of repurchases for $9.5 million.

     The Company financed, in part, a new corporate campus by obtaining a construction loan from a bank of $27.0 million on August 24, 2000. In November 2001, the same bank refinanced the outstanding balance of the construction loan with a mortgage loan maturing on November 20, 2004, with an amortization schedule based on a 25-year loan. On June 16, 2004, the bank agreed to extend the maturity date of the mortgage loan to October 20, 2007, subject to additional terms and conditions requiring the Company to make additional principal repayments as follows: $1.5 million on June 15, 2004; $1.0 million on October 1, 2004; and seven installments each in the amount of $0.5 million on the first day of each calendar quarter, commencing on January 1, 2005 and ending on July 1, 2006.

     Interest on the mortgage loan is accrued at a variable interest rate based on changes in the lender’s prime rate as of the 20th of each month (4.0 percent at March 31, 2004). Principal and interest are payable monthly. The balance of the mortgage loan as of March 31, 2004 was $25.5 million. During the year ended March 31, 2002, the Chairman, President and Chief Executive Officer of the institution with which the Company maintains the mortgage loan was appointed to the Company’s Board of Directors.

     In April 2001, the Company obtained an equipment loan from a bank in the amount of $7.3 million. The loan is secured by specific pieces of equipment. The loan is repayable in equal monthly installments of principal and interest over 60 months beginning May 30, 2001. On March 31, 2004, the loan balance was $3.0 million. Effective April 30, 2002 and annually on April 30th of each year thereafter, the Company may elect to fix the interest rate on the equipment loan for a twelve month period at a rate of one-half of one percentage point (0.5 percent) per annum in excess of the prime rate. As of March 31, 2004, the Company had not elected the fixed rate option and the loan bore an interest rate of prime plus 0.5 percent (4.5 percent on March 31, 2004). On March 31, 2003, the Company was in violation of two of the financial covenants under this loan agreement. The bank agreed to waive the covenants, but added an additional covenant requiring the Company to maintain a balance of cash and marketable securities (excluding equity securities) of at least two times the outstanding loan balance. The waiver was extended through March 31, 2005. The Company was in compliance with the additional covenant as of March 31, 2004 and 2003.

     In December 2002, Global Fiberoptics obtained a line of credit in Taiwan backed by commercial paper issued by Global Fiberoptics for a maximum of 220 million New Taiwan Dollars (approximately US$6.4 million as of March 31, 2003). In January 2004, Global Fiberoptics renewed and reduced its line of credit to 100 million New Taiwan Dollars (or US$3.0 million as of March 31, 2004). The interest rate is based on a rate set by the bank at the time funds are drawn. The line of credit will mature on January 28, 2005. The outstanding balance of any commercial paper under this line of credit must be fully secured by either a cash deposit or bond fund certificate. As of March 31, 2004, Global Fiberoptics had issued commercial paper in the amount of 27.5 million New Taiwan Dollars (or US$0.8 million as of March 31, 2004) with interest rate of 1.04%.

     The maturities of mortgage and other debt outstanding as of March 31, 2004 are summarized as follows:

Year Ending March 31,			Equipment
Amount (in 000’s)	Line of Credit	Mortgage Loan	Loan	Total
2005	$833	$3,776	$1,450	$6,059
2006	—	2,915	1,450	4,365
2007	—	2,024	121	2,145
2008	—	16,800	—	16,800

Total	$833	$25,515	$3,021	$29,369

     As of March 31, 2004, DiCon had cash and cash equivalents of $1.4 million. In addition, in conformity with the requirements of generally accepted accounting principles $20.3 million was invested in certificates of deposit and other marketable securities that were classified as marketable securities. The Company invests cash in excess of short-term needs in these investments to attempt to improve yields on its total invested portfolio. It is impossible to predict at this time when, or if, sales will recover to the point that DiCon would no longer be operating at a cash flow deficit, either before or after capital expenditures.

     In May 2002, the Company issued an aggregate of 1,612,000 additional shares of common stock to investors in a private placement and to employees under the Employee Stock Purchase Plan for aggregate cash consideration of $3.7 million. The proceeds were used for general corporate purposes.

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

     Interest Rate Sensitivity and Market Risk

     DiCon maintain its cash and cash equivalents primarily in money market funds or other short-term investments. DiCon does not have any derivative financial instruments as of March 31, 2004. Accordingly, it does not believe that its investments have material exposure to interest rate risk.

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

     Market Risk

     DiCon has limited investments in marketable equity securities. As of March 31, 2004 and 2003, the Company had marketable equity securities with an original cost of approximately $0.8 million and $0.2 million that had an unrealized gain of $17,000 and an unrealized gain of $81,000, respectively.

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

     DiCon’s foreign subsidiary incurs most of its expenses in New Taiwan Dollars, and therefore it uses New Taiwan Dollars as its functional currency. Accordingly, DiCon has material exposure to foreign currency fluctuations between the U.S. Dollar and the New Taiwan Dollar for (1) sales to its subsidiary, (2) purchases from its subsidiary, and (3) revaluation of monetary assets held by its subsidiary. In order to mitigate the Company’s exposure to foreign currency exchange risks, the Company entered into a number of foreign currency forward contracts and options in fiscal year 2002. Gains or losses on these contracts are recognized as other income (expense) and have not been significant. The Company did not use derivatives for trading purposes for the fiscal year ended March 31, 2004. The accumulated currency translation losses resulting from the translation of the financial position of Global were $1.1 million as of March 31, 2004 compared to a loss of $2.1 million as for the fiscal year ended March 31, 2003.

     DiCon considers its investment in its Taiwanese subsidiary to be essentially permanent in duration. At March 21, 2004, the undistributed foreign earnings amounted to approximately $7.8 million. There is no intention to distribute these earnings to DiCon. If at some future date all or a portion of these foreign earnings are distributed as dividends to DiCon, substantial additional taxes would be due in Taiwan and in the United States.

Item 7. Financial Statements.

Index to Financial Statements

Financial Statements:
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets at March 31, 2004 and 2003	F-2
Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the three years in the period ended March 31, 2004, 2003 and 2002	F-3
Consolidated Statement of Changes in Shareholders’ Equity for each of the three years in the period ended March 31, 2004, 2003 and 2002	F-4
Consolidated Statement of Cash Flows for each of the three years in the period ended March 31, 2004, 2003 and 2002	F-5
Notes to Consolidated Financial Statements	F-6 to F-19
Financial Statement Schedule:
Valuation and Qualifying Accounts for each of the three years in the period ended March 31, 2004	24

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

a.  Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of DiCon Fiberoptics Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DiCon Fiberoptics Inc. and its subsidiary at March 31, 2004 and March 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Francisco, California
June 28, 2004

DiCon Fiberoptics, Inc. and Subsidiary
Consolidated Balance Sheets
(in thousands)

	March 31,	March 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$1,359	$3,757
Marketable securities	20,250	10,851
Accounts receivable, net of allowance of $78 and $77, respectively	3,155	2,203
Inventories	4,506	3,864
Interest receivables and prepaid expenses	521	388
Income tax receivable	16	15,262
Deferred income taxes		268

Total current assets	29,807	36,593
Property, plant and equipment, net	58,750	68,202
Deferred income taxes	—	739
Other long-term investments	—	502
Other assets	64	106

Total assets	$88,621	$106,142

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,914	$3,514
Advances received from customers	3,549	3,671
Mortgage and other debt	6,059	3,927
Income taxes payable	—	23
Deferred compensation payable	120	33

Total current liabilities	12,642	11,168
Deferred compensation payable, net of current portion	—	36
Deferred Income taxes	—	2,997
Mortgage and other debt, net of current portion	23,310	28,565

Total liabilities	35,952	42,766

Commitments (Note 18)
Shareholders’ equity:
Common stock: no par value; 200,000 shares authorized; 111,992 and 112,040 shares issued and outstanding, respectively	22,279	22,333
Additional paid-in capital	13,217	13,199
Deferred compensation	(550)	(970)
Retained earnings	18,812	30,838
Accumulated other comprehensive loss	(1,089)	(2,024)

Total shareholders’ equity	52,669	63,376

Total liabilities and shareholders’ equity	$88,621	$106,142

The accompanying notes are an integral part of these consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Years Ended March 31,
	2004	2003	2002
Net sales	$18,658	$20,735	$70,613
Cost of goods sold	18,710	24,313	45,848

Gross (loss) profit	(52)	(3,578)	24,765

Selling, general and administrative expenses	5,438	9,217	14,847
Research and development expenses	6,516	13,178	16,659
(Gain) on dissolved joint venture	—	—	(544)

	11,954	22,395	30,962

Loss from operations	(12,006)	(25,973)	(6,197)
Other income (expense):
Realized gains (losses) on sales of marketable securities	114	(616)	(41)
Impairment of other long-term investments	(512)	—	—
Interest expense	(1,366)	(3,445)	(3,026)
Interest income	402	468	489
Loss on disposal of fixed assets	(670)	(930)	(608)
Other income, net	29	1,131	1,057

Loss before income taxes	(14,009)	(29,365)	(8,326)
Income tax benefit	1,983	6,178	5,217

Net loss	$(12,026)	$(23,187)	$(3,109)

Other comprehensive income (loss):
Foreign currency translation adjustment	999	165	(1,519)
Unrealized holding gains (losses) on marketable securities arising during the period, net of realized gains (losses) included in net loss	(64)	183	(28)

Comprehensive loss	$(11,091)	$(22,839)	$(4,656)

Net loss per share - basic and diluted	$(0.11)	$(0.21)	$(0.03)

Average shares used in computing net loss per share - basic and diluted	112,014	111,068	108,458

The accompanying notes are an integral part of these consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary
Consolidated Statement of changes in Shareholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In	Deferred Compensati	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	on	Earnings	Income (Loss)	Total
Balance, March 31, 2001 (unaudited)	107,636	$7,937	$13,165	$(1,923)	$57,134	$(825)	$75,488
Issuance of common stock pursuant to stock option and stock purchase plans, net of repurchases	542	1,849	—	—	—	—	1,849
Issuance of common stock in connection with private placement	664	3,000	—	—	—	—	3,000
Issuance of stock options	—	—	273	(273)	—	—	—
Amortization of deferred compensation	—	—	—	537	—	—	537
Unrealized gains (losses) on securities available for sale, net of realized gains (losses) included in net income (loss)	—	—	—	—	—	(28)	(28)
Foreign currency translation adjustment	—	—	—	—	—	(1,519)	(1,519)
Net loss	—	—	—	—	(3,109)	—	(3,109)

Balance, March 31, 2002	108,842	12,786	13,438	(1,659)	54,025	(2,372)	76,218
Issuance of common stock pursuant to stock option and stock purchase plans, net of repurchases	462	950	—	—	—	—	950
Issuance of common stock in connection with private placement	2,736	8,597	—	—	—	—	8,597
Reversal of deferred compensation due to employee terminations prior to vesting	—	—	(239)	239	—	—	—
Amortization of deferred compensation	—	—	—	450	—	—	450
Unrealized gains (losses) on securities available for sale, net of realized gains (losses) included in net income (loss)	—	—	—	—	—	183	183
Foreign currency translation adjustment	—	—	—	—	—	165	165
Net loss	—	—	—	—	(23,187)	—	(23,187)

Balance, March 31, 2003	112,040	22,333	13,199	(970)	30,838	(2,024)	63,376
Repurchases of common stock pursuant to stock option and stock purchase plans	(48)	(54)	—	—	—	—	(54)
Issuance of stock options	—	—	18	(154)	—	—	(136)
Amortization of deferred compensation	—	—	—	574	—	—	574
Unrealized gain (loss) on securities available for sale, net of realized gains (losses) included in net income (loss)	—	—	—	—	—	(64)	(64)
Foreign currency translation adjustment	—	—	—	—	—	999	999
Net loss	—	—	—	—	(12,026)	—	(12,026)

Balance, March 31, 2004	111,992	$22,279	$13,217	$(550)	$18,812	$(1,089)	$52,669

The accompanying notes are an integral part of these consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary
Consolidated Statement of Cash Flows
(in thousands )

	Years Ended March 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(12,026)	$(23,187)	$(3,109)
Adjustments to reconcile net loss to net cash used in provided by operating activities:
Depreciation	9,219	10,245	10,641
Deferred incomes taxes	(1,983)	9,282	2,823
Inventory write down	1,078	4,081	9,186
Provision for bad debt	1	(365)	721
Loss on disposal of fixed assets	670	930	608
Provision for estimated losses due to vacated properties, net of sublease income	1	(80)	1,457
Gain on dissolved joint venture	—	—	(544)
Impairment of other long-term investments	512	—	—
Realized (gain) loss on available-for-sale marketable securities	(114)	616	41
Interest accretion on deferred compensation liability	8	1,942	1,199
Stock compensation expense	574	450	537
Changes in assets and liabilities:
Accounts receivable	(954)	3,436	16,388
Inventories	(1,602)	(1,350)	3,229
Prepaid expenses and other current assets	(123)	3,591	(2,018)
Federal income tax receivable	15,269	(6,355)	(8,899)
Other assets	43	98	1,100
Accounts payable and accrued liabilities	(417)	(3,757)	(15,820)
Income taxes payable	(53)	(1,300)	1,203
Deferred compensation payable	(93)	(13,395)	(4,810)

Net cash provided by (used in) operating activities	10,010	(15,118)	13,933

Cash flows from investing activities:
Purchases of marketable securities	(14,133)	(13,174)	(20,367)
Sales of marketable securities	4,827	15,641	6,921
Investment in joint venture and long-term investment	—	(506)	—
Sales of property, plant and equipment	214	645	642
Purchases of property and equipment	(82)	(1,622)	(16,264)

Net cash provided by (used in) investing activities	(9,174)	984	(29,068)

Cash flows from financing activities:
Borrowings under mortgages and other debt	4,123	797	9,401
Repayment of mortgages and other debt	(7,307)	(2,652)	(2,793)
Proceeds from issuance of common stock, net of repurchases	(54)	9,547	4,849

Net cash provided by (used in) financing activities	(3,238)	7,692	11,457

Effect of exchange rate changes on cash and cash equivalents	4	29	(192)

Net change in cash and cash equivalents	(2,398)	(6,413)	(3,870)
Cash and cash equivalents, beginning of period	3,757	10,170	14,040

Cash and cash equivalents, end of period	$1,359	$3,757	$10,170

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,325	$1,561	$1,940

Cash paid for income taxes	$54	$817	$1,075

The accompanying notes are an integral part of these consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands )

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

Other long-term investments

Long term investments are accounted for at historical cost and are subject to a periodic impairment review; however, for non-marketable equity securities classified under the other long-term investments of the Company, the impairment analysis requires significant judgment to identify events or circumstances that would

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands )

likely have a significant adverse effect on the fair value of the investment. The indicators the Company uses to identify those events and circumstances include the investment’s revenue and earnings trends relative to predefined milestones and overall business prospects; the technological feasibility of the investment’s products and technologies; the general market conditions in the investment’s industry; and the investment’s liquidity, debt ratios and the rate at which the investment is using cash. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case the investment is written down to its impaired value. When an investment is not considered viable from a financial or technological point of view, the entire investment is written down, since the estimated fair market value is considered to be nominal. Impairment of non-marketable equity securities is recorded in impairment of other long-term investments in the Consolidated Statements of Operations.

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

Despite the fact that the Company had over 200 customers in the year ended March 31, 2004, there are a limited number of very large customers that account for the majority of purchases in the industry worldwide. The Company performs ongoing credit evaluations on these customers. Allowances for doubtful accounts for estimated losses are maintained resulting from the inability or unwillingness of customers to make required payments.

As of and for the years ended March 31, 2004, 2003 and 2002, the Company experienced the following concentrations associated with sales and accounts receivable:

	Years Ended March 31,
	2004	2003	2002
Percentage of revenue for 3 largest customers	45.7%	33.4%	33.6%
No. of customers accounting for over 10% of net sales	2	1	2
No. of customers accounting for more than 10% of accounts receivables balance	3	2	1

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

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Cost is determined using standard cost, which approximates actual cost. The inventory of the Company is subject to rapid technological changes and obsolescence that could have an adverse affect on its utilization in future periods. Accordingly, the Company write down excess and obsolete inventory based on the Company’s estimates of inventory to be sold or consumed.

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

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands )

The Company evaluates the recoverability of the net carrying value of its property, plant and equipment whenever events or changes in circumstances indicate an impairment may exist, by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would then be the difference between the carrying amounts and the fair value of these assets. A loss on impairment would be recognized by a charge to earnings. The Company did not record an impairment charge for property, plant and equipment in the years ended March 31, 2004, 2003 and 2002.

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

Revenue recognition

The Company derives its revenue from the sale of fiberoptic networking components. Revenue from product sales is recognized upon shipment of the product, provided that persuasive evidence of an arrangement exists, delivery has occurred and no significant obligations remain, the fee is fixed or determinable and collectibility is reasonably assured. Sales to distributors do not include the right to return or exchange products or price protection. Provisions for returns and allowances are recorded at the time revenue is recognized based on the Company’s historical experience. The Company provides for the estimated cost to repair products under warranty at the time of sale (see Note 18).

Research and development costs

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities. The Company expenses all research and development related expenses in the period in which such expenses are incurred.

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

The Company manufactures products in the United States and in Taiwan, and all sales through March 31, 2004 to customers have been made in U.S. Dollars. Transactions between the Company’s Taiwan subsidiary, Global Fiberoptics, and its U.S. operations are denominated in U.S. Dollars. The functional currency of its Taiwan subsidiary is the New Taiwan Dollar. As a result, the Company has material exposure to foreign currency fluctuations between the U.S. Dollar and the New Taiwan Dollar for (1) sales to its subsidiary, (2) purchases from its subsidiary, and (3) revaluation of monetary assets held by its subsidiary. In addition, a portion of the Company’s international revenues and expenses may be denominated in other foreign currencies in the future. In order to mitigate the Company’s exposure to foreign currency exchange risks, the Company has entered into a number of foreign currency forward contracts and option. Gains or losses on these contracts are recognized as other income (expense) and have not been significant. The Company did not use derivatives for trading purposes for the fiscal year ended March 31, 2004.

Reclassification

Certain prior year balances have been reclassified to conform to current year presentation.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands except per share data)

3.	Stock-based compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, presents disclosure of pro forma information required under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Stock and other equity instruments issued to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” and recorded at their fair value. Expenses associated with stock-based compensation in amortized on a straight line basis over the vesting period of the individual award.

The fair value of each grant was estimated using the minimum value method, in accordance with SFAS No. 123, with the following assumptions for the fiscal years ended March 31:

	Years Ended March 31,
	2004	2003	2002
Expected life (in years)	5	4	4
Risk-free interest rate	0.95%-3.33%	2.0% to 4.24%	3.63% to 4.92%
Volatility	0.00%	0.00%	0.00%
Dividend yield	0.00%	0.00%	0.00%
Estimated weighted average fair value of options at the date of grant	$0.28	$0.51	$0.93

Had compensation cost for the Company’s stock option plans been determined based on the fair value of such awards at the grant dates as prescribed by SFAS No. 123, stock-based compensation costs would have impacted net (loss) income and (loss) income per common share for the fiscal years ended March 31, as follows:

		Years Ended March 31,
	2004	2003	2002
Net loss, as reported	$(12,026)	$(23,187)	$(3,109)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	481	441	324
Deduct: Compensation expense based on fair value method, net of tax	(1,174)	(1,313)	(747)

Pro forma net loss	$(12,719)	$(24,059)	$(3,532)

Loss per share:
Basic and diluted - as reported	$(0.11)	$(0.21)	$(0.03)
Basic and diluted - pro forma	$(0.11)	$(0.22)	$(0.03)
Weighted average shares outstanding:
Basic and diluted	112,014	111,068	108,458

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands )

4.	Recent accounting pronouncements

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN 46 were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 31, 2003 for those arrangements entered into prior to February 1, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01 The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-01”). EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than twelve months and those in a loss position for greater than twelve months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment’s fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have any material effect on the Company’s results of operations or financial position.

On December 17, 2003, the Securities and Exchange Commission (the “SEC”) issued SAB No. 104, Revenue Recognition (“SAB 104”), which supercedes SAB No. 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of SAB 104 had no effect on the Company’s consolidated financial position, results of operations or cash flows.

5.	Basic net loss per share

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

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands except per share data)

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented below:

	Years Ended March 31,
	2004	2003	2002
Numerator:
Net loss	$(12,026)	$(23,187)	$(3,109)
Denominator:
Basic and diluted weighted average shares	112,014	111,068	108,458
Net loss per share:
Basic and diluted	$(0.11)	$(0.21)	$(0.03)

As a result of the losses incurred by the Company for the years ended March 31, 2004, 2003 and 2002, weighted average options to purchase 4,841, 8,228 and 9,977 shares of common stock were anti-dilutive and excluded from the net loss per share calculations, respectively.

6.	Liquidity

As of March 31, 2004, DiCon had cash and cash equivalents of $1.4 million. In addition, in conformity with the requirements of generally accepted accounting principles, $20.3 million was invested in certificates of deposit and other marketable securities that were classified as marketable securities. The Company invests cash in excess of short-term needs in these investments to attempt to improve yields on its total investment portfolio.

DiCon believes its current cash and cash equivalents and marketable securities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. There remains some possibility that DiCon may need to raise additional capital. For instance, it might need additional capital in order to refinance its loans, finance unanticipated growth or to invest in new technology. There can be no certainty that DiCon would be successful in raising the required capital or in raising capital at acceptable rates.

7.	Marketable Securities

The value of the Company’s investments by major security type is as follows:

				Aggregate
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2004
Foreign Mutual Fund	$833	$17	$—	$850
Certificate of Deposit	19,400	—	—	19,400

Total	$20,233	$17	$—	$20,250

March 31, 2003
Foreign Mutual Fund	$174	$81	$—	$255
Certificate of Deposit	10,596	—	—	10,596

Total	$10,770	$81	$—	$10,851

All certificates of deposit with original maturities of greater than 90 days.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands )

8.	Inventories

Inventories consist of the following as of March 31, 2004 and 2003:

	March 31,	March 31,
	2004	2003
Raw materials	$1,813	$1,989
Work-in-process	2,693	1,875

Total	$4,506	$3,864

9.	Investments in non-marketable equity securities

Global Fiberoptics, Inc. has invested $0.5 million for a 5.45% minority interest in a private company in Taiwan engaged in the optical coating business. This investment is held for investment purposes and is accounted for on the cost basis of accounting. The investment value has been fully impaired as of March 31, 2004.

10.	Property, Plant and Equipment, net

Property, plant and equipment consist of the following as of March 31, 2004 and 2003:

	March 31,	March 31,
	2004	2003
Land	$10,000	$10,000
Building and leasehold improvements	37,764	37,492
Machinery, equipment and fixtures	47,993	52,191

Property, plant and equipment	95,757	99,683
Less: Accumulated depreciation	(37,007)	(31,481)

Property, plant and equipment, net	$58,750	$68,202

Depreciation expense was $9,219, $10,245 and $10,641 for the years ended March 31, 2004, 2003 and 2002.

During the year ended March 31, 2004 and 2003, the Company disposed of equipment and furniture with a net book value of $884 and $1,576 for proceeds of $214 and $645, respectively.

11.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of March 31, 2004 and 2003:

	March 31,	March 31,
	2004	2003
Accounts payable	$1,053	$2,151
Accrued payroll	900	325
Accrual for vacated properties (see Note 18)	250	519
Accrued liabilities	711	519

	$2,914	$3,514

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands )

12.	Mortgage and Other Debt

The Company financed, in part, a new corporate campus by obtaining a construction loan from a bank of $27.0 million on August 24, 2000. In November 2001, the same bank refinanced the outstanding balance of the construction loan with a mortgage loan maturing on November 20, 2004, with an amortization schedule based on a 25-year loan. On June 16, 2004, the bank agreed to extend the maturity date of the mortgage loan to October 20, 2007, subject to additional terms and conditions requiring the Company to make additional principal repayments as follows: $1.5 million on June 15, 2004; $1.0 million on October 1, 2004; and seven installments each in the amount of $0.5 million on the first day of each calendar quarter, commencing on January 1, 2005 and ending on July 1, 2006.

Interest on the mortgage loan is accrued at a variable interest rate based on changes in the lender’s prime rate as of the 20th of each month (4.0 percent at March 31, 2004). Principal and interest are payable monthly. The balance of the mortgage loan as of March 31, 2004 was $25.5 million. During the year ended March 31, 2002, the Chairman, President and Chief Executive Officer of the institution with which the Company maintains the mortgage loan was appointed to the Company’s Board of Directors.

In April 2001, the Company obtained an equipment loan from a bank in the amount of $7,250. The loan is secured by specific pieces of equipment. The loan is repayable in equal monthly installments of principal and interest over 60 months beginning May 30, 2001. On March 31, 2004, the loan balance was $3.0 million. Effective April 30, 2002 and annually on April 30th of each year thereafter, the Company may elect to fix the interest rate on the equipment loan for a twelve month period at a rate of one-half of one percentage point (0.5 percent) per annum in excess of the prime rate. As of March 31, 2004, the Company had not elected the fixed rate option and the loan bore an interest rate of prime plus 0.5 percent (4.5 percent on March 31, 2004). On March 31, 2003, the Company was in violation of two of the financial covenants under this loan agreement. The bank agreed to waive the covenants, but added an additional covenant requiring the Company to maintain a balance of cash and marketable securities (excluding equity securities) of at least two times the outstanding loan balance. The waiver was extended through March 31, 2005. The Company was in compliance with the additional covenant as of March 31, 2004 and 2003.

In December 2002, Global Fiberoptics obtained a line of credit in Taiwan backed by commercial paper issued by Global Fiberoptics for a maximum of 220,000 New Taiwan Dollars (or approximately $6,379 as of March 31, 2003). In January 2004, Global Fiberoptics renewed and reduced its line of credit to 100,000 New Taiwan Dollars (or US$3,028 as of March 31, 2004). The interest rate is based on a rate set by the bank at the time funds are drawn. The line of credit will mature on January 28, 2005. The outstanding balance of any commercial paper under this line of credit must be fully secured by either a cash deposit or bond fund certificate. As of March 31, 2004, Global Fiberoptics had issued commercial paper in the amount of 27,500 New Taiwan Dollars (or US$833 as of March 31, 2004) with interest rate of 1.04%.

The maturities of mortgage and other debt outstanding as of March 31, 2004 are summarized as follows:

			Equipment
Year Ending March 31,	Line of Credit	Mortgage Loan	Loan	Total
2005	$833	$3,776	$1,450	$6,059
2006	—	2,915	1,450	4,365
2007	—	2,024	121	2,145
2008	—	16,800	—	16,800

Total	$833	$25,515	$3,021	$29,369

13.	Common Stock

In May 2002, the Company issued an aggregate of 1,612 additional shares of common stock to investors in a private placement and to employees under the Employee Stock Purchase Plan for aggregate cash consideration of $3,738. The proceeds were used for general corporate purposes.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands )

In September 2002, the Company sold 1,784 shares of common stock through a private placement. The proceeds of $6,245 were used for general corporate purposes.

14.	Stock Plans and Deferred Compensation Liability

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

Cash payments related to the conversion are payables in four annual installments beginning on March 31, 2002. As of March 31, 2001, the Company anticipated making four annual payments of $5,930 each commencing March 31, 2002 for those employees whom elected to receive a cash payout in lieu of additional options. The present value of the cash payments related to the conversion of vested phantom stock units of $15,131 was recorded as a liability as of March 31, 2001. The cash payments related to the conversion of the Contingently Promised Units are subject to continuing employment and, accordingly, the related expense and liability are accrued as earned by the employees. The first annual installment of $5,812 to those employees electing to receive cash in lieu of additional options was paid on March 28, 2002.

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

The second and third annual installments of $416 and $347 to those employees electing to receive cash in lieu of additional options was paid on March 31, 2003 and 2004.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands except per share data)

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

Under both the Option Plan and the Purchase Plan, the exercise or purchase price is not less than 85 percent of the stock’s fair value, based on the valuation as determined by the Company. Under this valuation methodology, the value of the shares at March 31, 2004 and 2003 was $0.96 and $1.21 per share.

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

Compensation expense related to the Company’s stock compensation plans has been reflected in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the years ended March 31, 2004, 2003 and 2002 as follows:

	Years Ended March 31,
	2004	2003	2002
Cost of goods sold	$79	$157	$293
Selling, general and administrative expenses	275	957	1,068
Research and development expenses	577	314	562

	$931	$1,428	$1,923

Information with respect to the Option Plan Activity for the years ended March 31, 2004, 2003 and 2002 is set forth below:

		Outstanding Options
	Shares Available		Weighted Average
	for Grant	Number of Options	Exercise Price
Balance at March 31, 2001	2,241	9,599	$4.11
Options granted	(1,009)	1,009	2.92
Options expired	123	(123)	4.11

Balance at March 31, 2002	1,355	10,485	4.01
Options granted	(445)	445	2.37
Options exercised	1	(1)	4.11
Options expired	6,158	(6,158)	4.05

Balance at March 31, 2003	7,069	4,771	3.80
Options granted	(1,024)	1,024	0.93
Options expired	588	(588)	3.61

Balance at March 31, 2004	6,633	5,207	3.26

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands except per share data)

As of March 31, 2004, the options outstanding and exercisable under the Option Plan are presented below:

	Options Outstanding
		Weighted
		Average
		Remaining
	Number of	Contractual Life	Options Vested
Exercise Price	Shares	(in Year)	and Exercisable
$ 0.82	490	9.78	48
$ 1.03	514	9.41	39
$ 1.21	10	9.78	3
$ 2.10	245	7.97	117
$ 2.47	267	7.80	172
$ 2.72	160	8.12	64
$ 3.85	150	7.23	94
$ 4.11	3,371	7.00	3,009

	5,207		3,546

15.	Benefit Plan

A 401(k) plan covers all eligible U.S. employees who meet certain service requirements. Employees may elect to defer a portion of their gross salary to their accounts within the plan. The Company at its option may make additional contributions to employee accounts. The Company’s contributions are subject to a six-year vesting schedule. The 401(k) plan operates on a calendar year basis. For the calendar year ended December 31, 2003 and 2002, the Company elected to match 50 percent of the first 6 percent of employee contributions. Payments of $143 and $191 were made for calendar year 2003 and 2002, respectively. An accrual has been made for this expense for the three months ending March 31, 2004 in the amount of $45.

16.	Income taxes

The benefit for income taxes for the years ended March 31, 2004, 2003, and 2002 consists of the following:

		Years Ended March 31,
	2004	2003	2002
Current:
Federal	$0	$15,484	$9,491
State	(1)	3	(514)
Foreign	(7)	(27)	(925)

	(8)	15,460	8,052

Deferred:
Federal	1,713	(5,332)	(4,572)
State	573	(4,104)	1,792
Foreign	(295)	154	(55)

	1,991	(9,282)	(2,835)

	$1,983	$6,178	$5,217

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands )

The Company’s loss before income taxes consisted of the following for the years ended March 31:

		Years Ended March 31,
	2004	2003	2002
United States	$(10,670)	$(28,363)	$(10,643)
Foreign	(3,339)	(1,002)	2,317

Total loss before income tax benefit	$(14,009)	$(29,365)	$(8,326)

The Company’s investment in its Taiwan subsidiary is essentially permanent in duration and undistributed foreign earnings on March 31, 2004 amounted to $7.8 million. The Company was granted a five-year tax holiday in Taiwan, which will expire in 2006. The net impact of this tax holiday was to decrease income tax by approximately $0, $0 and $203 for the years ended March 31, 2004, 2003 and 2002, respectively.

The Company’s effective tax rate varies from the statutory U.S. federal rate primarily due to the use of tax credits, the effect of state income taxes, deferred tax asset valuation allowances and the impact of foreign taxes on its Taiwanese subsidiary. The difference between the Company’s effective income tax rate and U.S. federal statutory rate is reconciled as follows:

		March 31,
	2004	2003	2002
Provision computed at federal statutory rate	35%	35%	35%
State taxes, net of federal tax benefit	6	6	6
Foreign taxes	8	(1)	14
Permanent differences	—	(1)	13
Valuation allowances	(25)	(19)	—
Other	(10)	1	(5)

Effective income tax rate	14%	21%	63%

Net deferred taxes are classified on the accompanying Consolidated Balance Sheets according to the classification of the underlying tax attributes. The tax effects of temporary differences that give rise to deferred assets and liabilities generally relate to reporting differences arising due to timing differences. Significant components of deferred tax assets and liabilities as of March 31, 2004 and 2003 are as follows:

March 31, 2004:	United States	Taiwan	Total
Deferred tax assets (liabilities):
Deferred compensation	$53	$—	$53
Net operating loss carryforwards	6,509	1,060	7,569
Tax credits carryforwards	3,053	408	3,461
Other	581	278	859

Gross deferred assets	10,196	1,746	11,942
Valuation allowance	(7,768)	(1,746)	(9,514)

Deferred tax assets	2,428	0	2,428

Property and equipment	(2,428)	—	(2,428)

Deferred tax liabilities	(2,428)	—	(2,428)

Net deferred income tax assets (liabilities)	$—	$—	$—

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands)

March 31, 2003:	United States	Taiwan	Total
Deferred tax assets (liabilities):
Deferred compensation	$30	$—	$30
Net operating loss carryforwards	3,356	337	3,693
Tax credits carryforwards	2,552	138	2,690
Other	480	119	599

Gross deferred assets	6,418	594	7,012
Valuation allowance	(5,708)	(297)	(6,005)

Deferred tax assets	710	297	1,007

Property and equipment	(2,997)	—	(2,997)

Deferred tax liabilities	(2,997)	—	(2,997)

Net deferred income tax assets (liabilities)	$(2,287)	$297	$(1,990)

The Company had cummulative net operating loss carryforwards and tax credit carryforwards of approximately $51.8 million as of March 31, 2004, consists of $9.2 million federal and $42.6 million state tax credit carryforwards. The state tax carryforwards expire in 2012 if not utilized.

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against certain deferred tax assets at March 31, 2004 and 2003. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

17.	Geographic and Product Information

The breakdown of sales by geographic customer destination is as follows:

	Years Ended March 31,
	2004	2003	2002
United States	$7,583	$13,671	$46,313
International	11,075	7,064	24,300

Total	$18,658	$20,735	$70,613

The majority of the Company’s long-lived assets are located in the United States. Long-lived assets consist primarily of long-term investments, property, plant and equipment, net of accumulated depreciation and deposits. The following represents the geographic location of long-lived assets:

	March 31,
	2004	2003
United States	$47,865	$56,532
Taiwan	10,949	12,278

Total	$58,814	$68,810

DiCon Fiberoptics, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(in thousands)

DiCon’s revenue breakdown over the last three fiscal years by product line has been as follows:

	Years Ended March 31,
	2004	2003	2002
WDM	56%	50%	60%
Switch	44%	50%	40%

18.	Commitments and contingencies

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

Changes in the Company’s warranty accrual, which is included as a component of accounts payable and accrued liabilities on the Consolidated Balance Sheets, are as follows:

	Fiscal Year
	2003	2002
Balance at beginning of period	$56	$247
Accruals for warranties during the period	74	22
Settlements made (in cash) during the period	(114)	(213)

Balance at closing of period	$16	$56

The Company has non-cancelable operating leases from several different outside parties for buildings. The leases expire in different years from 2003 through 2011. The leases require the Company to pay insurance, real property taxes in excess of the base property taxes in all tax years and maintenance costs. Lease expense net of sublease income for the years ended March 31, 2004, 2003 and 2002, was $82, $587, and $2,386, respectively.

The Company moved to its new facilities in Richmond, California during the 2001 fiscal year. Accordingly, certain of the leased properties were no longer used for operating purposes and are available for sublease. During the year ended March 31, 2002, the Company accrued an estimated liability for remaining costs, net of estimated sublease income, in the amount of $1,457.

During the 2003 fiscal year, the Company terminated all but three leases. The Company’s estimate of the liability for the remaining costs of these leases is subject to change depending on the length of time required to sublease the properties and the rates at which the properties may be subleased. As of March 31, 2004, the reserve for future lease expenses, net of expected sublease income, is $0.25 million, and is included in accounts payable and accrued liabilities in the Consolidated Balance Sheets.

     As of March 31, 2004, DiCon’s future gross commitments under all leases are as follows:

Fiscal Year Ending March 31,	(000’s)
2005	$409
2006	199
2007	22
2008	22
Thereafter	57

$709

            b. Financial Statement Schedule.

	Valuation and Qualifying Accounts
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions/	End of
Description (in 000’s)	of Period	Expenses	Accounts	Writeoffs	Period
Allowances for doubtful accounts
Year ended March 31, 2002	$488	$721	$—	$(535)	$634
Year ended March 31, 2003	$634	$37	$—	$(594)	$77
Year ended March 31, 2004	$77	$1	$—	$—	$78
Allowances for deferred tax assets
Year ended March 31, 2002	$—	$—	$—	$—	$—
Year ended March 31, 2003	$—	$—	$6,005	$—	$6,005
Year ended March 31, 2004	$6,005	$—	$3,509	$—	$9,514
Provision for estimated losses due to vacated properties
Year ended March 31, 2002	$450	$1,363	$—	$—	$1,813
Year ended March 31, 2003	$1,813	$512	$—	$(1,806)	$519
Year ended March 31, 2004	$519	$—	$—	$(269)	$250

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There has been no changes in or disagreements with DiCon’s independent accountants or any reportable event that requires disclosure under Item 304 of Regulation S-B during the fiscal years ending March 31, 2003, or March 31, 2004, or any later interim period.

Item 8A. Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures. The undersigned principal executive officer and principal financial officer of DiCon conclude that DiCon’s disclosure controls and procedures are effective as of March 31, 2004, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15.

     (b) Changes in Internal Controls. There has been no change in DiCon’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the fourth quarter of the fiscal year ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, DiCon’s internal control over financial reporting.

PART III

Item 9. Directors and Executive Officers of the Registrant.

     Directors and Executive Officers

     DiCon’s directors and executive officers as of June 28, 2004, are as follows:

Name	Age	Position
Ho-Shang Lee, Ph.D.	45	President, Chief Executive Officer and Director
Gilles M. Corcos, Ph.D.	77	Chairman of the Board and Director
Chun-Lung Lin	45	President of Global Fiberoptics Inc. and Director

Name	Age	Position
Andrew F. Mathieson	47	Director
Dunson Cheng, Ph.D.	59	Director
Paul Ming-Ching Lo	46	Vice President of Manufacturing and Operations
Jannett Wang	51	Vice President of Administration
Anthony T. Miller	62	General Counsel and Secretary

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

     Chun-Lung Lin, President of Global Fiberoptics Inc. and Director. Chun-Lung Lin is the President of Global Fiberoptics Inc., DiCon’s subsidiary in Taiwan. Before joining Global in January 2000, Mr. Lin owned and managed Guo Bao Construction Co. Ltd. in Taiwan for ten years. Mr. Lin joined DiCon’s Board of Directors in June 2000. Mr. Lin earned a B.S. and an M.S. in Engineering from National Cheng-Kung University, Taiwan, in 1979 and 1981, respectively. He is the brother-in-law of Dr. Ho-Shang Lee.

     Andrew F. Mathieson, Director. Andrew F. Mathieson has served as a member of the Board of Directors since June 2000. Mr. Mathieson is the President of Fairview Capital Investment Management LLC (“Fairview”), a registered investment advisor located in Greenbrae, California. Fairview, which was founded by Mr. Mathieson in 1995, manages separate portfolios and is the General Partner of a private investment partnership. Mr. Mathieson earned a B.A. from Yale University in 1978, and an M.B.A. from Stanford University in 1984.

     Dunson Cheng, Ph.D., Director. Dr. Dunson Cheng joined the Board of Directors in February 2002. Dr. Cheng is the Chairman and President of Cathay Bank and Cathay Bancorp. Dr. Cheng earned his B.S. in Applied Math and Physics from the University of Wisconsin at Madison, Wisconsin and his Ph.D. in Physics from the State University of New York at Stony Brook, and did post-doctorate research at the University of Oregon. Dr. Cheng worked for Xerox before joining Cathay Bank. Dr. Cheng was appointed President of Cathay Bank in 1985, President of Cathay Bancorp in 1990 and Chairman of both institutions in 1994.

     Paul Ming-Ching Lo, Vice President of Manufacturing and Operations. Paul Ming-Ching Lo joined DiCon in August 1997. Prior to joining DiCon, Mr. Lo was President and Chief Engineer of FEAC Technologies, Inc. from 1986 to 1997. Mr. Lo earned his B.S. in Engineering in 1979 from National Cheng-Kung University, Taiwan.

     Jannett Wang, Vice President of Administration. Jannett Wang joined DiCon in April 1999. Prior to joining DiCon, Ms. Wang worked for several management consulting firms, including Data Resources Inc. (now McGraw Hill). Ms. Wang earned a B.S. in Engineering in 1974 from National Taiwan University and an M.B.A. in 1980 from Columbia University. Ms. Wang did graduate work in economics and city and regional planning at the University of Pennsylvania.

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

     Audit Financial Expert

     The Board of Directors does not have an audit committee or an audit financial expert serving on the Board. The Board does not have an audit financial expert because there is no vacancy on the Board, and the incumbent directors have been re-elected each year since 2002 and earlier. A larger Board would not be appropriate for a company the size of DiCon.

     Compliance with Section 16(a) of the Exchange Act

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

     Based solely on its review of such forms that it has received, the Company believes that, during the fiscal year ended March 31, 2004, all Section 16(a) filing requirements were satisfied on a timely basis.

     Code of Ethics

     DiCon has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because it has written rules on conduct (covering, among other matters, dishonesty and falsifying or altering Company records), confidential and proprietary information, and conflicts of interest, which are applicable to all DiCon employees. These rules are contained in various Chapters of the DiCon Employee Handbook.

Item 10. Executive Compensation.

     Summary Compensation Table

     The following table sets forth all compensation for the chief executive officer and the three most highly compensated executive officers other than the chief executive officer who were serving at the end of the fiscal year ended March 31, 2004. This table shows the compensation earned by these individuals for the last three fiscal years ended March 31, 2004.

		Annual
		Compensation	Long-term Compensation
			Securities
	Fiscal Year		Underlying	LTIP	All Other
Name And Principal	Ended		Options (#)	Payouts ($)	Compensation ($)
Position	March 31	Salary ($)	(1)	(2)	(3)
Ho-Shang Lee, Ph.D. President and	2004	$57,600	—	—	$1,728
Chief Executive	2003	$57,628	—	—	$1,729
Officer	2002	$65,400	—	—	$4,800
Paul Ming-Ching Lo Vice President of	2004	$128,000	—	—	$3,200
Manufacturing and	2003	$136,954	—	$451,933 (4)	$3,115
Operations	2002	$144,814	—	$251,074	$3,587
Jannett Wang	2004	$116,667	—	—	—
Vice President of	2003	$76,859	—	—	—
Administration	2002	$75,128	20,368	—	—
Anthony T. Miller	2004	$226,000	—	—	—
General Counsel	2003	$233,015	—	—	—
and Secretary	2002	$251,682	22,400	—	—

(1)	Effective March 31, 2001, DiCon offered a new Employee Stock Option Plan to replace its Phantom Stock Plan which had been in place since 1999. Under the terms of the Employee Stock Option Plan, employees who were participants in the Phantom Stock Plan were allowed to convert their vested phantom stock units and their “promised” phantom stock units to cash payments of $4.11 per share (paid in equal annual installments over four years), additional employee stock options, or a combination of both. Options that were converted from vested phantom stock units vested immediately. Options that were converted from promised phantom stock units vest in accordance with the original vesting schedule for the phantom stock units, but not less than 20 percent per year. The number of shares shown in this column includes stock options granted on the conversion from the Phantom Stock Plan to the Employee Stock Option Plan.

(2)	The amounts in this column represent cash payments received by the named employees under the conversion from the Phantom Stock Plan to the Employee Stock Option Plan. Amounts shown for the fiscal year ended March 31, 2002, are the first annual installments paid on March 28, 2002. For amounts shown for the fiscal year ended March 31, 2003, see footnote (4) below.

(3)	The amounts in this column include DiCon’s contributions to the 401(k) plan which covers all eligible employees who meet certain service requirements.

Employees may elect to defer a portion of their gross salary to their accounts within the 401(k) plan. DiCon at its option may make additional contributions to the employee accounts. For the fiscal years ended March 31, 2004, 2003, and 2002, DiCon elected to match 50 percent of the first 6 percent of the employee contributions. DiCon’s contributions are subject to a six-year vesting schedule.

(4)	The amount is the cash payment received pursuant to the Company’s offer for an early discounted payment to employees who were entitled to future cash payments in installments under the conversion of the Phantom Stock Plan to the Employee Stock Option Plan. The first installment of $251,074 was paid on March 28, 2002. The amount of the remaining future promised cash payments of $753,221 were reduced by $301,288, resulting in a discounted cash payment of $451,933 on January 10, 2003.

     Options Grants in Last Fiscal Year

     There were no stock options for DiCon shares granted to the executive officers listed in the Summary Compensation Table during the fiscal year ended March 31, 2004.

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year — End Option Values

     The following table sets forth for each executive listed in the Summary Compensation Table the number of options exercised in the fiscal year ended March 31, 2004, and the number of shares subject to both exercisable and unexercisable stock options as of March 31, 2004. In addition, the table sets forth the value of unexercised options as of March 31, 2004.

			Number Of Shares
			Underlying Unexercised		Value of Unexercised in-the-
	Shares		Options at Fiscal Year-End		money Options at Fiscal Year
	Acquired On Exercise	Value Realized	(# of shares)		End (1)
Name	(# of shares)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Paul Ming-Ching Lo Vice President of Manufacturing and Operations	—	—	676,354	—	—	—
Jannett Wang Vice President of Administration	—	—	94,830	47,746	—	—
Anthony T. Miller General Counsel and Secretary	—	—	99,840	56,960	—	—

(1)	The value of unexercised options is based on the fair market value of the underlying stock at fiscal year end, as determined by the Board of Directors.

     Compensation of Directors

     All Directors are reimbursed for out-of-pocket expenses incurred in connection with attending Board meetings.

     Gilles M. Corcos received compensation of $51,200 for the fiscal year ended March 31, 2004.

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

     The term of the options is ten years from the date of the grant.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners.

     The following table sets forth information regarding persons who are known to DiCon to be the beneficial owner of more than five percent of DiCon’s common stock as of March 31, 2004.

	Name	Amount
	And Address	And Nature Of
Title Of Class	Of Beneficial Owner	Beneficial Ownership		Percent Of Class
Common	Ho-Shang Lee, Ph.D.	27,909,912	(1)	24.1%
	1689 Regatta Blvd.
	Richmond, CA 94804
Common	Gilles M. Corcos, Ph.D., as	14,626,410		12.6%
	Trustee for The Gilles M. Corcos
	Trust
	1689 Regatta Blvd.
	Richmond, CA 94804
Common	Anne Bleecker Corcos, as Trustee	11,786,000		10.2%
	for The Anne Bleecker Corcos
	Revocable Trust
	88 Codornies Road
	Berkeley, CA 94708
Common	Mei-Li Lee	21,279,273	(2)	18.4%
	1689 Regatta Blvd.
	Richmond, CA 94804
Common	Andrew F. Mathieson, as co-Trustee	7,454,333	(3)	6.4%
	for the Charlotte Bliss Taylor
	Trust
	300 Drake’s Landing Road, Suite 250
	Greenbrae, CA 94904-2498
Common	Samuel L. Taylor	14,522,920	(4)	12.6%
	506 Arlington Ave.
	Berkeley, CA 94707

(1)	Includes 955,912 shares issued to employees under the Employee Stock Option Plan and the Employee Stock Purchase Plan which are subject to voting right agreements pursuant to which Dr. Lee has sole voting rights.

(2)	Includes 269,524 shares subject to stock options under the Employee Stock Option Plan which are exercisable.

(3)	Includes 28,333 shares subject to stock options under the Employee Stock Option Plan which are exercisable or exercisable within 60 days, 7,076,000 shares owned by Mr. Mathieson as co-Trustee for the Charlotte Bliss Taylor Trust, and 350,000 shares owned by Darlington Partners, L.P., an investment partnership for which Fairview Capital Investment Management LLC (“Fairview”) is the general partner. Mr. Mathieson is the managing member of Fairview.

(4)	Includes 7,076,000 shares held by Mr. Taylor as co-Trustee for the Charlotte Bliss Taylor Trust.

(b) Security Ownership of Management.

     The following table sets forth information regarding DiCon’s common stock beneficially owned by all directors and executive officers as of March 31, 2004.

		Amount
	Name	And Nature Of
Title Of Class	Of Beneficial Owner	Beneficial Ownership		Percent Of Class
Common	Ho-Shang Lee, Ph.D.	27,909,912	(1)	24.1%
Common	Gilles M. Corcos, Ph.D., as Trustee for The Gilles M. Corcos Trust	14,626,410		12.6%
Common	Chung-Lung Lin	3,691,885	(2)	3.2%
Common	Andrew F. Mathieson, as co-Trustee for the Charlotte Bliss Taylor Trust	7,454,333	(3)	6.4%
Common	Dunson Cheng	-0-	(4)	0.00%
Common	Paul Ming-Ching Lo	744,165	(5)	0.6%
Common	Jannett Wang	117,520	(6)	0.1%
Common	Anthony T. Miller	137,624	(7)	0.1%

	Total for directors and executive officers	54,681,849		47.1%

(1)	Includes 955,912 shares issued to employees under the Employee Stock Option Plan and the Employee Stock Purchase Plan which are subject to voting right agreements pursuant to which Dr. Lee has sole voting rights.

(2)	Includes 32,000 shares subject to stock options under the Employee Stock Option Plan which are exercisable and 1,180,000 shares held by a company owned by Mr. Lin.

(3)	Includes 28,333 shares subject to stock options under the Employee Stock Option Plan which are exercisable or exercisable within 60 days, 7,076,000 shares owned by Mr. Mathieson as co-Trustee for the Charlotte Bliss Taylor Trust, and 350,000 shares owned by Darlington Partners, L.P., an investment partnership for which Fairview Capital Investment Management LLC (“Fairview”) is the general partner. Mr. Mathieson is the managing member of Fairview.

(4)	In January 2004, Dunson Cheng voluntarily surrendered past and future stock option awards under the Employee Stock Option Plan.

(5)	Includes 676,354 shares subject to stock options under the Employee Stock Option Plan which are exercisable.

(6)	Includes 114,630 shares subject to stock options under the Employee Stock Option Plan which are exercisable or exercisable within 60 days.

(7)	Includes 126,240 shares subject to stock options under the Employee Stock Option Plan which are exercisable or exercisable within 60 days.

(c) Changes in Control.

     There are no arrangements, known to the small business issuer, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 12. Certain Relationships and Related Transactions.

     Dunson Cheng is the Chairman, President and a shareholder of Cathay Bank. Cathay Bank was the lender under the construction loan for the Company’s corporate headquarters and manufacturing facility in Richmond, California, and is the lender under the mortgage loan which refinanced the construction loan. (See Note 12 to financial statements appearing herein). Dunson Cheng became a Director of DiCon in February 2002.

     During the fiscal year ended March 31, 2004, DiCon paid Cathay Bank $1,753,183 in principal and interest on the mortgage loan. The loan balance at March 31, 2004, was $25,515,043. On June 16, 2004, the bank agreed to extend the maturity date of the mortgage loan to October 20, 2007, subject to additional terms and conditions requiring the Company to make additional principal repayments as follows: $1.5 million on June 15, 2004; $1.0 million on October 1, 2004; and seven installments each in the amount of $0.5 million on the first day of each calendar quarter, commencing on January 1, 2005 and ending on July 1, 2006. DiCon anticipates that it will refinance the mortgage loan at maturity, but there can be no certainty that it will be able to do so at that time.

     Ho-Shang Lee, President and Chief Executive Officer of DiCon, has personally indemnified Cathay Bank against any loss, expense or damage suffered by Cathay Bank resulting from Cathay Bank’s reliance upon certain representations and warranties provided by DiCon under the mortgage loan.

     The bank line of credit to Global from a Taiwan bank is personally guaranteed by Ho-Shang Lee, and corporately guaranteed by DiCon. Neither guarantor receives any fee or other compensation for issuing its guarantee.

     The line of credit to Global backed by commercial paper issued by Global is personally guaranteed by Chun-Lung Lin, President of Global. Guarantor does not receive any fee or other compensation for issuing its guarantee.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit
No.	Description
3.1	Articles of Incorporation of DiCon Fiberoptics, Inc., filed June 2, 1986. (a)

3.1.1	Certificate of Amendment of Articles of Incorporation of DiCon Fiberoptics, Inc., filed November 9, 1988. (a)

3.1.2	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed April 12, 2000. (a)

3.1.3	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed January 24, 2001. (a)

3.1.4	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed June 26, 2002. (a)

3.2	By-Laws of DiCon Fiberoptics, Inc., as amended dated May 15, 2002. (a)

4.1	Specimen Common Stock Certificate. (a)

4.2	Form of Buy-Sell Agreement (investors). (a)

4.2.1	Form of Buy-Sell Agreement (employees). (a)

9.1	Form of Voting Rights Agreement. (a)

10.1	DiCon Fiberoptics, Inc. Employee Stock Option Plan. (a)

10.2	DiCon Fiberoptics, Inc. Employee Stock Purchase Plan. (a)

10.3	Term Loan Agreement with Cathay Bank dated November 20, 2001, together with Promissory Note issued thereunder. (a)

10.3.1	Indemnity from Ho-Shang Lee in favor of Cathay Bank dated November 20, 2001. (a)

10.4	Equipment Loan and Security Agreement with First Bank & Trust dated April 25, 2001, together with Promissory Note (Equipment Loan) issued thereunder. (a)

10.4.1	Modification to Loan and Security Agreement dated May 31, 2002. (a)

Exhibit
No.	Description
10.5	Lease Agreement with Lincoln Marina Bay, a California limited partnership, dated August 8, 2000, for premises at 1100 Marina Way South, Richmond, California. (a)

10.6	Multi-Tenant Industrial Triple Net Lease with Catellus Development Corporation dated December 3, 1999, for premises at 938 Marina Way South, Richmond, California. (a)

10.7	Multi-Tenant Industrial Triple Net Lease with Catellus Development Corporation dated December 3, 1999, for premises at 914 Marina Way South, Richmond, California. (a)

21.1	Subsidiaries of Registrant. (a)

31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certificate of Vice President of Administration pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certificate of Vice President of Administration pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(a)	Incorporated by reference from the correspondingly numbered Exhibit to the Form 10 Registration Statement filed by registrant with the Securities and Exchange Commission on July 23, 2002.

(b) Reports on Form 8-K.

     None.

Item 14. Principal Accountant Fees and Services.

     Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of DiCon’s annual financial statements and review of financial statements included in DiCon’s Form 10-Q quarterly reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $160,800 for the fiscal year ended March 31, 2004 and $165,400 for the fiscal year ended March 31, 2003.

     Audit-Related Fees

     There were no other fees for audit related services for the fiscal year ended March 31, 2004 or for the fiscal year ended March 31, 2003.

     Tax Fees

     The aggregate fees billed for the fiscal year ended March 31, 2003 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $18,500. There were no fees billed for tax compliance, tax advice or tax planning for the fiscal year ended March 31, 2004.

     All Other Fees

     There were no other fees billed in either of the fiscal years ended March 31, 2003 and 2004 for products and services provided by the principal accountant, other than reported above.

     Policy on Board Approval of Accountant Services

     The Board of Directors does not have an audit committee.

     It is the policy of the Board of Directors that before an accountant is engaged by DiCon to render audit or non-audit services, the engagement will be approved by the Board of Directors.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICON FIBEROPTICS, INC.
(Registrant)

Date: June 28, 2004	By:	/s/ Ho-Shang Lee

(Signature)
	Name:	Ho-Shang Lee, Ph.D.
	Title:	President and Chief Executive Officer
(principal executive officer)

Date: June 28, 2004	By:	/s/ Jannett Wang

(Signature)
	Name:	Jannett Wang
	Title:	Vice President of Administration
(principal financial officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DICON FIBEROPTICS, INC.
(Registrant)

Date: June 28, 2004	By:	/s/ Jannett Wang

(Signature)
	Name:	Jannett Wang
	Title:	Vice President of Administration
(principal accounting officer)

Date: June 28, 2004	By:	/s/ Gilles M. Corcos

(Signature)
	Name:	Gilles M. Corcos
	Title:	Chairman of the Board of Directors

Date: June 28, 2004	By:	/s/ Ho-Shang Lee

(Signature)
	Name:	Ho-Shang Lee
	Title:	Member of the Board of Directors

Date: June 28, 2004	By:	/s/ Andrew F. Mathieson

(Signature)
	Name:	Andrew F. Mathieson
	Title:	Member of the Board of Directors

Date: June 28, 2004	By:	/s/ Chun-Lung Lin

(Signature)
	Name:	Chun-Lung Lin
	Title:	Member of the Board of Directors

Date: June 28, 2004	By:	/s/ Dunson Cheng

(Signature)
	Name:	Dunson Cheng
	Title:	Member of the Board of Directors

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Articles of Incorporation of DiCon Fiberoptics, Inc., filed June 2, 1986. (a)

3.1.1	Certificate of Amendment of Articles of Incorporation of DiCon Fiberoptics, Inc., filed November 9, 1988. (a)

3.1.2	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed April 12, 2000. (a)

3.1.3	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed January 24, 2001. (a)

3.1.4	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed June 26, 2002. (a)

3.2	By-Laws of DiCon Fiberoptics, Inc., as amended dated May 15, 2002. (a)

4.1	Specimen Common Stock Certificate. (a)

4.2	Form of Buy-Sell Agreement (investors). (a)

4.2.1	Form of Buy-Sell Agreement (employees). (a)

9.1	Form of Voting Rights Agreement. (a)

10.1	DiCon Fiberoptics, Inc. Employee Stock Option Plan. (a)

10.2	DiCon Fiberoptics, Inc. Employee Stock Purchase Plan. (a)

10.3	Term Loan Agreement with Cathay Bank dated November 20, 2001, together with Promissory Note issued thereunder. (a)

10.3.1	Indemnity from Ho-Shang Lee in favor of Cathay Bank dated November 20, 2001. (a)

10.4	Equipment Loan and Security Agreement with First Bank & Trust dated April 25, 2001, together with Promissory Note (Equipment Loan) issued thereunder. (a)

10.4.1	Modification to Loan and Security Agreement dated May 31, 2002. (a)

10.5	Lease Agreement with Lincoln Marina Bay, a California limited partnership, dated August 8, 2000, for premises at 1100 Marina Way South, Richmond, California. (a)

10.6	Multi-Tenant Industrial Triple Net Lease with Catellus Development Corporation dated December 3, 1999, for premises at 938 Marina Way South, Richmond, California. (a)

10.7	Multi-Tenant Industrial Triple Net Lease with Catellus Development Corporation dated December 3, 1999, for premises at 914 Marina Way South, Richmond, California. (a)

16.1	Letters re Change in Certifying Accountant. (a)

21.1	Subsidiaries of Registrant. (a)

31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certificate of Vice President of Administration pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

Exhibit
No.	Description
32.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certificate of Vice President of Administration pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(a)	Incorporated by reference from the correspondingly numbered Exhibit to the Form 10 Registration Statement filed by registrant with the Securities and Exchange Commission on July 23, 2002.