Form 10KSB/A
period 2004-03-31
DICON FIBEROPTICS INC
filed 2004-07-02
CIK 1119012

COMMISSION

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A-1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

     The independent auditor has advised the registrant that it had not completed its audit procedures, issued its audit report and had not consented to the filing of the Form 10-KSB on June 29, 2004. The independent auditor issued its audit report on June 30, 2004. The registrant disagrees with the independent auditor. It is the view of the registrant that the independent auditor had issued its audit report and had consented to the filing of the Form 10-KSB on June 29, 2004. Nonetheless, the registrant has agreed to the filing of this Form 10-KSB/A-1. There have been no changes in the audit report (other than the date of the report) or in the financial statements.

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

     The Company’s headquarters in Richmond, California, is financed with a mortgage loan with a balloon payment due in November 2004. On June 28, 2004, the bank agreed to extend the maturity date of the mortgage loan to October 20, 2007, subject to additional terms and conditions. The Company expects to refinance the mortgage loan at that time. It may not be possible to do so, especially if the Company continues to be unprofitable. If the Company cannot refinance the mortgage loan, it may suffer substantial economic loss or be forced to take dramatic measures to trim back expenses.

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

     The Company financed, in part, a new corporate campus by obtaining a construction loan from a bank of $27.0 million on August 24, 2000. In November 2001, the same bank refinanced the outstanding balance of the construction loan with a mortgage loan maturing on November 20, 2004, with an amortization schedule based on a 25-year loan. On June 28, 2004, the bank agreed to extend the maturity date of the mortgage loan to October 20, 2007, subject to additional terms and conditions requiring the Company to make additional principal repayments as follows: $1.5 million on June 15, 2004; $1.0 million on October 1, 2004; and seven installments each in the amount of $0.5 million on the first day of each calendar quarter, commencing on January 1, 2005 and ending on July 1, 2006.

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
June 30, 2004

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

The Company financed, in part, a new corporate campus by obtaining a construction loan from a bank of $27.0 million on August 24, 2000. In November 2001, the same bank refinanced the outstanding balance of the construction loan with a mortgage loan maturing on November 20, 2004, with an amortization schedule based on a 25-year loan. On June 28, 2004, the bank agreed to extend the maturity date of the mortgage loan to October 20, 2007, subject to additional terms and conditions requiring the Company to make additional principal repayments as follows: $1.5 million on June 15, 2004; $1.0 million on October 1, 2004; and seven installments each in the amount of $0.5 million on the first day of each calendar quarter, commencing on January 1, 2005 and ending on July 1, 2006.

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

$709

            b. Financial Statement Schedule.

	Valuation and Qualifying Accounts
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions/	End of
Description (in 000’s)	of Period	Expenses	Accounts	Writeoffs	Period
Allowances for doubtful accounts
Year ended March 31, 2002	$448	$721	$—	$(535)	$634
Year ended March 31, 2003	$634	$37	$—	$(594)	$77
Year ended March 31, 2004	$77	$1	$—	$—	$78
Allowances for deferred tax assets
Year ended March 31, 2002	$—	$—	$—	$—	$—
Year ended March 31, 2003	$—	$—	$6,005	$—	$6,005
Year ended March 31, 2004	$6,005	$—	$3,509	$—	$9,514
Provision for estimated losses due to vacated properties
Year ended March 31, 2002	$450	$1,363	$—	$—	$1,813
Year ended March 31, 2003	$1,813	$512	$—	$(1,806)	$519
Year ended March 31, 2004	$519	$—	$—	$(269)	$250

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

     During the fiscal year ended March 31, 2004, DiCon paid Cathay Bank $1,753,183 in principal and interest on the mortgage loan. The loan balance at March 31, 2004, was $25,515,043. On June 28, 2004, the bank agreed to extend the maturity date of the mortgage loan to October 20, 2007, subject to additional terms and conditions requiring the Company to make additional principal repayments as follows: $1.5 million on June 15, 2004; $1.0 million on October 1, 2004; and seven installments each in the amount of $0.5 million on the first day of each calendar quarter, commencing on January 1, 2005 and ending on July 1, 2006. DiCon anticipates that it will refinance the mortgage loan at maturity, but there can be no certainty that it will be able to do so at that time.

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

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit
No.	Description
3.1	Articles of Incorporation of DiCon Fiberoptics, Inc., filed June 2, 1986. (a)

3.1.1	Certificate of Amendment of Articles of Incorporation of DiCon Fiberoptics, Inc., filed November 9, 1988. (a)

3.1.2	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed April 12, 2000. (a)

3.1.3	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed January 24, 2001. (a)

3.1.4	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed June 26, 2002. (a)

3.2	By-Laws of DiCon Fiberoptics, Inc., as amended dated May 15, 2002. (a)

4.1	Specimen Common Stock Certificate. (a)

4.2	Form of Buy-Sell Agreement (investors). (a)

4.2.1	Form of Buy-Sell Agreement (employees). (a)

9.1	Form of Voting Rights Agreement. (a)

10.1	DiCon Fiberoptics, Inc. Employee Stock Option Plan. (a)

10.2	DiCon Fiberoptics, Inc. Employee Stock Purchase Plan. (a)

10.3	Term Loan Agreement with Cathay Bank dated November 20, 2001, together with Promissory Note issued thereunder. (a)

10.3.1	Indemnity from Ho-Shang Lee in favor of Cathay Bank dated November 20, 2001. (a)

10.4	Equipment Loan and Security Agreement with First Bank & Trust dated April 25, 2001, together with Promissory Note (Equipment Loan) issued thereunder. (a)

10.4.1	Modification to Loan and Security Agreement dated May 31, 2002. (a)

Exhibit
No.	Description
10.5	Lease Agreement with Lincoln Marina Bay, a California limited partnership, dated August 8, 2000, for premises at 1100 Marina Way South, Richmond, California. (a)

10.6	Multi-Tenant Industrial Triple Net Lease with Catellus Development Corporation dated December 3, 1999, for premises at 938 Marina Way South, Richmond, California. (a)

10.7	Multi-Tenant Industrial Triple Net Lease with Catellus Development Corporation dated December 3, 1999, for premises at 914 Marina Way South, Richmond, California. (a)

21.1	Subsidiaries of Registrant. (a)

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certificate of Vice President of Administration pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certificate of Vice President of Administration pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(a)	Incorporated by reference from the correspondingly numbered Exhibit to the Form 10 Registration Statement filed by registrant with the Securities and Exchange Commission on July 23, 2002.

(b) Reports on Form 8-K.

     None.

Item 14. Principal Accountant Fees and Services.

     Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of DiCon’s annual financial statements and review of financial statements included in DiCon’s Form 10-Q quarterly reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $155,812 for the fiscal year ended March 31, 2004 and $165,400 for the fiscal year ended March 31, 2003.

     Audit-Related Fees

     There were no other fees for audit related services for the fiscal year ended March 31, 2004 or for the fiscal year ended March 31, 2003.

     Tax Fees

     The aggregate fees billed for the fiscal year ended March 31, 2003 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $18,500. There were $4,988 in fees billed for tax compliance for the fiscal year ended March 31, 2004.

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

DICON FIBEROPTICS, INC.
(Registrant)

Date: June 28, 2004	By:	/s/ Jannett Wang

(Signature)
	Name:	Jannett Wang
	Title:	Vice President of Administration
(principal accounting officer)

Date: June 28, 2004	By:	/s/ Gilles M. Corcos

(Signature)
	Name:	Gilles M. Corcos
	Title:	Chairman of the Board of Directors

Date: June 28, 2004	By:	/s/ Ho-Shang Lee

(Signature)
	Name:	Ho-Shang Lee
	Title:	Member of the Board of Directors

Date: June 28, 2004	By:	/s/ Andrew F. Mathieson

(Signature)
	Name:	Andrew F. Mathieson
	Title:	Member of the Board of Directors

Date: June 28, 2004	By:	/s/ Chun-Lung Lin

(Signature)
	Name:	Chun-Lung Lin
	Title:	Member of the Board of Directors

Date: June 28, 2004	By:	/s/ Dunson Cheng

(Signature)
	Name:	Dunson Cheng
	Title:	Member of the Board of Directors

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Articles of Incorporation of DiCon Fiberoptics, Inc., filed June 2, 1986. (a)

3.1.1	Certificate of Amendment of Articles of Incorporation of DiCon Fiberoptics, Inc., filed November 9, 1988. (a)

3.1.2	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed April 12, 2000. (a)

3.1.3	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed January 24, 2001. (a)

3.1.4	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed June 26, 2002. (a)

3.2	By-Laws of DiCon Fiberoptics, Inc., as amended dated May 15, 2002. (a)

4.1	Specimen Common Stock Certificate. (a)

4.2	Form of Buy-Sell Agreement (investors). (a)

4.2.1	Form of Buy-Sell Agreement (employees). (a)

9.1	Form of Voting Rights Agreement. (a)

10.1	DiCon Fiberoptics, Inc. Employee Stock Option Plan. (a)

10.2	DiCon Fiberoptics, Inc. Employee Stock Purchase Plan. (a)

10.3	Term Loan Agreement with Cathay Bank dated November 20, 2001, together with Promissory Note issued thereunder. (a)

10.3.1	Indemnity from Ho-Shang Lee in favor of Cathay Bank dated November 20, 2001. (a)

10.4	Equipment Loan and Security Agreement with First Bank & Trust dated April 25, 2001, together with Promissory Note (Equipment Loan) issued thereunder. (a)

10.4.1	Modification to Loan and Security Agreement dated May 31, 2002. (a)

10.5	Lease Agreement with Lincoln Marina Bay, a California limited partnership, dated August 8, 2000, for premises at 1100 Marina Way South, Richmond, California. (a)

10.6	Multi-Tenant Industrial Triple Net Lease with Catellus Development Corporation dated December 3, 1999, for premises at 938 Marina Way South, Richmond, California. (a)

10.7	Multi-Tenant Industrial Triple Net Lease with Catellus Development Corporation dated December 3, 1999, for premises at 914 Marina Way South, Richmond, California. (a)

16.1	Letters re Change in Certifying Accountant. (a)

21.1	Subsidiaries of Registrant. (a)

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certificate of Vice President of Administration pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

Exhibit
No.	Description
32.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certificate of Vice President of Administration pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(a)	Incorporated by reference from the correspondingly numbered Exhibit to the Form 10 Registration Statement filed by registrant with the Securities and Exchange Commission on July 23, 2002.