Form 10QSB
period 2004-06-30
DICON FIBEROPTICS INC
filed 2004-08-13
CIK 1119012

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-49939

DICON FIBEROPTICS, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

California	94-3006185
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

1689 Regatta Blvd.
Richmond, California	94804
(Address of Principal Executive Offices)	(Zip Code)

(510) 620-5000
(Issuer’s Telephone Number, Including Area Code)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒       No ☐

     The number of shares outstanding of the issuer’s common stock as of June 30, 2004, was 111,977,745.

     Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

DICON FIBEROPTICS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

DiCon Fiberoptics, Inc. and Subsidiary
Unaudited Consolidated Balance Sheets
(in thousands)

		March 31,
	June 30,	2004
	2004	(1)
Assets
Current assets:
Cash and cash equivalents	$2,768	$1,359
Marketable securities	18,494	20,250
Accounts receivable, net of allowance for doubtful accounts of $83 and $78, respectively	2,695	3,155
Inventories	5,063	4,506
Prepaid expenses and other current assets	226	521
Income tax receivable	15	16

Total current assets	29,261	29,807
Property, plant and equipment, net	56,427	58,750
Other assets	51	64

Total assets	$85,739	$88,621

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,678	$2,914
Advances received from customers	3,566	3,549
Mortgage and other debt	7,432	6,059
Deferred compensation payable	124	120

Total current liabilities	13,800	12,642
Mortgage and other debt, net of current portion	22,243	23,310

Total liabilities	36,043	35,952

Commitments
Shareholders’ equity:
Common stock: no par value; 200,000 shares authorized; 111,978 and 111,992 shares issued and outstanding, respectively	22,265	22,279
Additional paid-in capital	13,375	13,217
Deferred compensation	(597)	(550)
Retained earnings	16,014	18,812
Accumulated other comprehensive loss	(1,361)	(1,089)

Total shareholders’ equity	49,696	52,669

Total liabilities and shareholders’ equity	$85,739	$88,621

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1) Balances at March 31, 2004 are derived from the audited Financial Statements at that date.

DiCon Fiberoptics, Inc. and Subsidiary
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Three Months Ended June 30,
	2004	2003
Net sales	$4,429	$3,768
Cost of goods sold	4,347	4,584

Gross profit/(loss)	82	(816)

Selling, general and administrative expenses	1,298	1,454
Research and development expenses	1,414	1,738

	2,712	3,192

Loss from operations	(2,630)	(4,008)
Other (expense) income:
Realized gains on sales of marketable securities	—	95
Interest expense	(300)	(364)
Loss on disposal of fixed assets	(19)	(14)
Other income, net	151	143

Loss before income taxes	(2,798)	(4,148)
Income tax provision	—	(264)

Net loss	$(2,798)	$(3,884)

Other comprehensive loss:
Foreign currency translation adjustment	(274)	85
Unrealized holding gains (losses) on marketable securities arising during the period, net of realized gains (losses)	2	(81)

Comprehensive loss	$(3,070)	$(3,880)

Net loss per share – basic and diluted	$(0.03)	$(0.03)

Average shares used in computing net loss per share – basic and diluted	111,988	112,032

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary
Unaudited Consolidated Statement of Cash Flows
(in thousands)

	Three Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,798)	$(3,884)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,083	2,401
Deferred incomes taxes	—	(265)
Write down excess and obsolete inventories	270	306
Provision for bad debts	5	57
Loss on disposal of property, plant and equipment	19	14
Realized gain on available-for-sale marketable securities	—	(95)
Interest accretion on deferred compensation liability	—	328
Stock compensation expense	111	121
Changes in assets and liabilities:
Accounts receivable	455	(162)
Inventories	(891)	(327)
Prepaid expenses and other current assets	293	103
Income tax receivable	—	15,269
Other assets	12	14
Accounts payable and accrued liabilities	(208)	(697)
Deferred compensation payable	3	(103)

Net cash (used in) provided by operating activities	(646)	13,080

Cash flows from investing activities:
Purchases of marketable securities	(426)	(14,462)
Sales of marketable securities	2,167	660
Sale of property, plant and equipment	—	18
Purchases of property, plant and equipment	(10)	9

Net cash provided by (used in) investing activities	1,731	(13,775)

Cash flows from financing activities:
Borrowings under mortgages and other debt	869	691
Repayment of mortgages and other debt	(533)	(520)
Proceeds from issuance of common stock, net of repurchases	(14)	(29)

Net cash provided by financing activities	322	142

Effect of exchange rate changes on cash and cash equivalents	2	1

Net change in cash and cash equivalents	1,409	(552)
Cash and cash equivalents, beginning of period	1,359	3,757

Cash and cash equivalents, end of period	$2,768	$3,205

Supplemental disclosures of cash flow information:
Cash paid for interest	$298	$364

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share data)

1.	Nature of operations

The business of DiCon Fiberoptics, Inc. and Subsidiary (“DiCon” or the “Company”) is developing, manufacturing and marketing optical components, modules, and test instruments for optical communications markets. DiCon Fiberoptics, Inc. is incorporated in California. The Company has a domestic manufacturing facility and headquarters in Richmond, California. The Company, through Global Fiberoptics Inc. (“Global Fiberoptics”), its wholly owned Taiwanese subsidiary, formed in December 1999, also operates a manufacturing and sales facility in Kaohsiung, Taiwan, and conducts manufacturing and Asian marketing and sales activities there.

2.	Basis of presentation

The Company operates and reports based on a fiscal year that ends on March 31st. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and on the same basis of presentation as the audited financial statements included in the Company’s Annual Report on Form 10-KSB/A-1 as filed with the Securities and Exchange Commission (SEC) on July 2, 2004 (the “Company’s 10-KSB/A-1”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended March 31, 2004 as included in the Company’s 10-KSB/A-1.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.	Stock-based compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, presents disclosure of pro forma information required under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Stock and other equity instruments issued to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” and recorded at their fair value. Expenses associated with stock-based compensation is amortized on a straight-line basis over the vesting period of the individual award.

Had compensation cost for the Company’s stock option plans been determined based on the fair value of such awards at the grant dates as prescribed by SFAS No. 123, stock-based compensation costs would have impacted net loss and loss per common share for the fiscal periods presented, as follows:

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share data)

	For the three months ended
	June 30,
	2004	2003
Net loss, as reported	$(2,798)	$(3,884)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	111	121
Deduct: Compensation expense based on fair value method, net of tax	(135)	(218)

Pro forma net loss	$(2,822)	$(3,981)

Reported net loss per share—basic and diluted	$(0.03)	$(0.03)
Pro forma net loss per share—basic and diluted	$(0.03)	$(0.04)

4.	Recent accounting pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 132, or SFAS 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88, and 106, and a Revision of FASB Statement No. 132.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2003, the FASB issued a revised Interpretation No. 46, or FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” replacing the original interpretation issued in January 2003. FIN 46R requires certain entities to be consolidated by enterprises that lack majority voting interest when equity investors of those entities have insignificant capital at risk or they lack voting rights, the obligation to absorb expected losses, or the right to receive expected returns. Entities identified with these characteristics are called variable interest entities and the interests that enterprises have in these entities are called variable interests. These interests can derive from certain guarantees, leases, loans or other arrangements that result in risks and rewards that are disproportionate to the voting interests in the entities. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01 The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-01”). EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than twelve months and those in a loss position for greater than twelve months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment's fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have any material effect on the Company's results of operations or financial position.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share data)

5.	Liquidity

As of June 30, 2004, DiCon had cash and cash equivalents of $2.8 million. In addition, the Company has $18.5 million invested in certificates of deposit and other marketable securities that in conformity with the requirements of generally accepted accounting principles were classified as marketable securities. The Company invests cash in excess of short-term needs in these investments to attempt to improve yields on its total investment portfolio.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented below:

	For the three months ended
	June 30,
	2004	2003
Numerator:
Net loss	$(2,798)	$(3,884)
Denominator:
Basic and diluted weighted average shares	111,988	112,032
Basic and diluted net loss per share	$(0.03)	$(0.03)

As a result of the losses incurred by the Company for the three months ended June 30, 2004, weighted average options to purchase 4,072 shares of common stock were anti-dilutive and excluded from the net loss per share calculations. For the three months ended June 30, 2003, weighted average options to purchase 4,707 shares of common stock were anti-dilutive and excluded from the net loss per share calculations.

7.	Marketable Securities

The value of the Company’s investments by major security type is as follows:

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2004
Foreign Mutual Fund	$815	$19	$—	$834
Certificate of Deposit	17,660	—	—	17,660

Total	$18,475	$19	$—	$18,494

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share data)

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2004
Foreign Mutual Fund	$833	$17	$—	$850
Certificate of Deposit	19,400	—	—	19,400

Total	$20,233	$17	$—	$20,250

Debt securities include certificates of deposit with original maturities of greater than 90 days.

8.	Inventories

Inventories consist of the following as of June 30, 2004 and March 31, 2004:

	June 30,	March 31,
	2004	2004
Raw materials	$1,766	$1,813
Work-in-process	3,297	2,693

Total	$5,063	$4,506

During the quarter ended June 30, 2004, DiCon wrote off approximately $0.3 million of obsolete inventory. During the fiscal year ended March 31, 2004, DiCon wrote off approximately $1.1 million of obsolete inventory and wrote down to fair value an additional $1.1 million of inventory.

9.	Property, Plant and Equipment, net

Property, plant and equipment consist of the following as of June 30, 2004 and March 31, 2004:

	June 30,	March 31,
	2004	2004
Land	$10,000	$10,000
Building and improvements	37,652	37,764
Machinery, equipment and fixtures	47,134	47,993

Property, plant and equipment	94,786	95,757
Less: Accumulated depreciation	(38,359)	(37,007)

Property, plant and equipment, net	$56,427	$58,750

Depreciation expense was $2,083 and $9,219 for the three month period ended June 30, 2004 and for the year ended March 31, 2004.

10.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of June 30, 2004 and March 31, 2004:

	June 30,	March 31,
	2004	2004
Accounts payable	$753	$1,053
Accrued payroll	783	900
Accrual for vacated properties	207	250
Accrued liabilities	935	711

	$2,678	$2,914

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share data)

11.	Mortgage and Other Debt

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

On June 28, 2004, the bank agreed to extend the maturity date of the mortgage loan to October 20, 2007, subject to additional terms and conditions requiring the Company to make additional principal repayments as follows: $1.5 million 10 days after the date of execution of the loan extension agreement; $1.0 million on October 1, 2004; and seven installments each in the amount of $0.5 million on the first day of each calendar quarter, commencing on January 1, 2005 and ending on July 1, 2006.

Interest on the mortgage loan is accrued at a variable interest rate based on changes in the lender’s prime rate as of the 20th of each month (4.0 percent at June 30, 2004). Principal and interest are payable monthly. The balance of the mortgage loan as of June 30, 2004 was $25.3 million.

In April 2001, the Company obtained an equipment loan from a bank in the amount of $7.3 million. The loan is secured by specific pieces of equipment. The loan is repayable in equal monthly installments of principal and interest over 60 months beginning May 30, 2001. On June 30, 2004, the loan balance was $2.7 million. Effective April 30, 2002 and annually on April 30th of each year thereafter, the Company may elect to fix the interest rate on the equipment loan for a twelve month period at a rate of one-half of one percentage point (0.5 percent) per annum in excess of the prime rate. The Company had not elected the fixed rate option and the loan bore an interest rate of prime plus 0.5 percent (4.5 percent on June 30, 2004). On March 31, 2003, the Company was in violation of two of the financial covenants under this loan agreement. The bank agreed to waive the covenants, but added an additional covenant requiring the Company to maintain a balance of cash and marketable securities (excluding equity securities) of at least two times the outstanding loan balance. The waiver was extended through March 31, 2005. The Company was in compliance with the additional covenant as of June 30, 2004.

In December 2002, Global Fiberoptics obtained a line of credit in Taiwan backed by commercial paper issued by Global Fiberoptics for a maximum of 220 million New Taiwan Dollars (or approximately $6.5 million as of June 30, 2004). The line of credit will mature on January 28, 2005. The outstanding balance of any commercial paper under this line of credit must be fully secured by either a cash deposit or bond fund certificate. As of June 30, 2004, Global Fiberoptics had issued commercial paper in the amount of 27.5 million New Taiwan Dollars (or approximately $0.8 million as of June 30, 2004) with an interest rate of 1.0%.

In January 2004, Global Fiberoptics renewed its second line of credit of 100 million New Taiwan Dollars (or approximately $3.0 million as of June 30, 2004) from a Taiwan bank. The interest rate is based on a rate set by the bank at the time funds are drawn. The amount drawn as of June 30, 2004 was 29.0 million New Taiwan Dollars (or approximately $0.9 million as of June 30, 2004) with an interest rate of 3.25%.

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

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share data)

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

As of December 31, 2002, the total remaining undiscounted future cash payments related to the conversion of the Company’s Phantom Stock Plan to its Option Plan totaled $7,645, payable in three equal annual installments beginning March 31, 2003. In order to reduce this liability, the Company offered the participants an opportunity to receive an early payment in January 2003. As a result, under the terms of the early payment program, the Company paid $1,979 on January 10, 2003 and reduced the future liability for Contingently Promised Units by $2,058.

The second and third annual installments of $416 and $347 to those employees electing to receive cash in lieu of additional options was paid on March 31, 2003 and 2004.

The Purchase Plan was available to all eligible employees who meet certain service requirements. Effective April 1, 2001, employees participating in the Purchase Plan could elect to deduct up to 10 percent of gross pay to purchase stock in the Company. Stock transactions pursuant to the Purchase Plan occurred semiannually on December 31 and March 31. The Company could sell up to 3,230 shares of stock under the Purchase Plan. Employees purchased 70 shares at a price of $3.85 per share on December 31, 2001 and 174 shares at a price of $2.10 on March 31, 2002. In May 2002, the Company issued 659 additional shares of common stock to employees under the Purchase Plan for aggregate cash consideration of $1,384 at a price of $2.10. In September 2002, the Company suspended the sale of shares to employees under the Purchase Plan.

Compensation expense related to the Company’s stock compensation plans has been reflected in the Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2004 and 2003 as follows:

	For the three months ended
	June 30,
	2004	2003
Cost of goods sold	$12	$38
Selling, general and administrative expenses	41	129
Research and development expenses	88	274

	$141	$441

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share data)

13.	Income Taxes

The Company had cummulative net operating loss carryforwards and tax credit carryforwards of approximately $51.8 million as of March 31, 2004, which consists of $9.2 million federal tax and $42.6 million state tax credit carryforwards. The Company reported no income tax expense for the three months ended June 30, 2004. Income tax expense/benefit for such periods was offset by adjustment in the 100% valuation allowance maintained for all net deferred tax assets.

The Company’s investment in its Taiwan subsidiary is essentially permanent in duration and undistributed foreign earnings on June 30, 2004 amounted to $7.6 million. The Company was granted a five-year tax holiday in Taiwan, which will expire in 2006. There is no plan to distribute these earnings to DiCon. If at some future date all or portions of these foreign earnings are distributed as dividends to DiCon, substantial additional taxes would be due in Taiwan and in the United States.

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against certain deferred tax assets at June 30, 2004. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

14.	Product Warranties

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

Changes in the Company’s warranty accrual, which are included as a component of accounts payable and accrued liabilities on the Unaudited Consolidated Balance Sheets, are as follows:

	June 30,	March 31,
	2004	2004
Balance at beginning of period	$16	$56
Accruals for warranties during the period	11	74
Settlements made (in cash) during the period	(17)	(114)

Balance at closing of period	$10	$16

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Certain statements contained in this report on Form 10-QSB that are not purely historical are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding DiCon’s expectations, beliefs, anticipations, commitments, intentions and strategies regarding the future. Actual results could differ from those projected in any forward-looking statements. Factors that could contribute to such differences include, but are not limited to, those specific points discussed under “Risk Factors” in the Annual Report Form 10-KSB filed by DiCon with the SEC.

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

Since 2001, DiCon has operations from its owned 200,000 square feet facility in Richmond, California, which contains all of DiCon’s domestic manufacturing, R&D, sales and administration operations.

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

The optical networking industry is rapidly changing and the volume and timing of orders are difficult to predict. Since the fourth quarter of 2000, the fiberoptics industry has gone through a significant period of consolidation following a dramatic curtailment of capital spending by most carriers faced with substantial excess bandwidth capacity and very high levels of corporate debt. DiCon’s customers are manufacturers of telecommunications equipment, DiCon believes its customers generally view the purchase of DiCon’s products as a significant and strategic decision. As a result, customers typically commit substantial effort in evaluating DiCon’s technology, and testing and qualifying its products and manufacturing processes. This customer evaluation and qualification process frequently results in a lengthy initial sales cycle of nine months or longer.

As the industry entered its downturn and consolidation phase in 2001, various customers cancelled existing orders. In some cases, DiCon was able to recover a portion of its costs through subsequent transactions with these customers. However, the Company also incurred substantial costs associated with obsolete inventory and cancelled orders. During the fiscal year ended March 31, 2003, DiCon wrote off $4.1 million of obsolete inventory. During the fiscal year ended March 31, 2004, DiCon wrote off approximately $1.1 million of obsolete inventory and wrote down to fair value an additional $1.1 million of inventory. The Company assesses its inventory position on a monthly and quarterly basis with its then current forecasts. During the quarter ended June 30, 2004, DiCon wrote off approximately $0.3 million of obsolete inventory.

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

Other income (expenses) consists primarily of interest income, offset by interest expense, plus realized gains or losses on sales of investments and fixed assets.

DiCon has invested $0.5 million for a 5.45% minority interest in a private company in Taiwan engaged in the optical coating business. This investment is held for investment purposes and is accounted for on the cost basis of accounting. The investment value has been fully impaired as of March 31, 2004.

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

Revenue recognition

The Company derives its revenue from the sale of fiberoptic networking components. Revenue from product sales is recognized upon shipment of the product, provided that persuasive evidence of an arrangement exists, delivery has occurred and no significant obligations remain, the fee is fixed or determinable and collectibility is reasonably assured. Sales to distributors do not include the right to return or exchange products or price protection. A provision for returns and allowances is recorded at the time revenue is recognized based on the Company’s historical experience.

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

Warranty accrual

The Company generally provides warranties for its products for one year. The Company provides reserves for the estimated cost of product warranties at the time revenue is recognized. Because the Company’s products are manufactured, in most cases, to customer specifications and their acceptance is based on meeting those specifications, the Company historically has experienced minimal warranty costs. Estimates of the costs of warranty obligations are based on the Company’s historical experience of known product failure rates and the use of materials and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should the Company’s actual experience relative to these factors differ from its original estimates, the Company may be required to record additional warranty reserves. Alternatively, if the Company provides more reserves that are in excess of its actual warranty costs, the Company will reverse a portion of such provisions in future periods.

Other long-term investments

Long-term investments are accounted for at historical cost and are subject to a periodic impairment review; however, for non-marketable equity securities classified under the other long-term investments of the Company, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators the Company uses to identify those events and circumstances include the investment’s revenue and earnings trends relative to predefined milestones and overall business prospects; the technological feasibility of the investment’s products and technologies; the general market conditions in the investment’s industry; and the investment’s liquidity, debt ratios and the rate at which the investment is using cash. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case the investment is written down to its impaired value. When an investment is not considered viable from a financial or technological point of view, the entire investment is written down, since the estimated fair market value is considered to be nominal. Impairment of non-marketable equity securities is recorded in impairment of other long-term investments in the Consolidated Statements of Operations.

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

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Cost is determined using standard cost, which approximates actual cost. The inventory of the Company is subject to rapid technological changes and obsolescence that could have an adverse affect on its utilization in future periods. Accordingly, the Company writes down excess and obsolete inventory based on the Company’s estimates of inventory to be sold or consumed.

Property, plant and equipment

The Company evaluates the recoverability of the net carrying value of its property, plant and equipment whenever events or changes in circumstances indicate an impairment may exist, by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying values is an indication of the need for a write-down due to impairment. The impairment write-down would then be the difference between the carrying values and the fair value of these assets. A loss on impairment would be recognized by a charge to earnings. The Company did not record an impairment charge for property, plant and equipment in the three months ended June 30, 2004 and the year ended March 31, 2004. Changes in these estimates could have a material adverse effect on the assessment of property, plant and equipment, thereby requiring the Company to write down the assets.

Deferred taxes

Deferred income tax assets and liabilities represent the expected future tax consequences attributable to temporary differences between corresponding amounts stated on the Unaudited Consolidated Balance Sheets and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. Valuation allowances are recognized as necessary to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Financial Results

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

Net Sales

Net sales increased by 17.6% from $3.8 million for the quarter ended June 30, 2003 to $4.4 million for the quarter ended June 30, 2004. The increase was primarily due to an increase in the demand for fiberoptic components and test equipment by telecommunications equipment vendors, the Company’s primary customers. The increase in net sales associated with increased unit shipments was partially offset by decreases in the average selling prices of the Company’s products.

In the quarters ended June 30, 2004 and 2003, the Company recorded no revenue from cancellations of prior supply agreements with customers.

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

Sales to different geographic areas may fluctuate from period to period depending on various factors such as new system development, purchase cycle and price. Net sales to customers outside North America represented 56% of total net sales for the quarter ended June 30, 2004, as compared to 52% for the quarter ended June 30, 2003.

As of June 30, 2004 and 2003, the Company experienced the following concentrations with sales.

	Three months ended
	June 30,
	2004	2003
Percentage of revenue for 3 largest customers	37.0%	40.6%
No. of customers accounting for over 10% of net sales	3	2

Sales to DiCon’s leading customers vary significantly from year to year and DiCon does not have the ability to predict future sales to these customers.

Cost of Goods Sold and Gross Margin

Cost of goods sold declined 5.2% to $4.3 million in the quarter ended June 30, 2004 from $4.6 million in the quarter ended June 30, 2003. Gross margin as a percentage of net sales was 1.9% in the quarter ended June 30, 2004, compared to negative 21.7% in the quarter ended June 30, 2003. The improvement in gross margin in the quarter ended June 30, 2004 is mainly due to expense and cost reduction along with more efficient material management. During the quarter ended June 30, 2004, DiCon wrote off a total of $0.3 million or 6.1% of total net sales as compared to approximately $0.3 million wrote down of obsolete inventory and an additional $0.2 million of inventory impairment, or 13.4% of total net sales, in the quarter ended June 30, 2003.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense was $1.3 million in the quarter ended June 30, 2004, compared to $1.4 million in the quarter ended June 30, 2003. The decrease in SG&A was primarily due to lower personnel-related expenses resulting from the reductions in workforce and operating expenses.

Research and Development Expenses

Research and development (“R&D”) expense was $1.4 million in the quarter ended June 30, 2004, compared to $1.7 million in quarter ended June 30, 2003. The decrease in R&D spending reflects the cost reductions resulting from the elimination of certain product development programs and workforce reductions. Future expenditures are expected to fluctuate both in absolute dollars and as a percentage of revenue based on the need to invest in new research and development in order to remain competitive in this rapidly changing industry.

Other Expense

Other (expense) income for the quarters ended June 30, 2004 and 2003 are as follows:

	Three months ended June 30,
(in thousands)	2004	2003
Other (expense) income:
Interest expense	$(300)	$(364)
Interest income	93	78
Loss on disposal of fixed assets	(19)	(14)
Realized gain (losses) on sales of marketable securities	—	95
Gain (losses) on currency exchange	—	(32)
Other (expense) income, net	58	97

	$(168)	$(140)

Interest expense primarily represents the costs of borrowing by DiCon for its mortgage loan on the Richmond, California, facility and its equipment loan.

Loss Before Income Tax

DiCon reported a net loss before income tax of $2.8 million for the current quarter compared to $4.1 million for the same quarter in the prior year.

Income Tax Provision

The Company reported no income tax expense for the three months ended June 30, 2004. Income tax expense for such periods was offset by adjustment in the 100% valuation allowance maintained for all net deferred tax assets. DiCon had sufficient income for federal income tax purposes in prior years to carryback the anticipated losses, and to receive a refund. Thus, DiCon accrued an income tax receivable for this amount which was received in full in June 2003. California state income taxes may not be carried back to prior years. The losses for California purposes may result in lower taxes paid in the future, depending on the then current tax laws for California.

Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

For the three months ended June 30, 2004, the effective tax rate was 0% compared to 6% for the same period in last year. The tax rate for each period is the result of the consolidation of the tax provision for the US operations with that of the Taiwan operations of Global Fiberoptics, and can vary substantially from period to period depending on the relative performance of each operation.

Liquidity and Capital Resources

As of June 30, 2004, DiCon had cash and cash equivalents of $2.8 million. In addition, the Company has $18.5 million invested in certificates of deposit and other marketable securities that in conformity with the requirements of generally accepted accounting principles were classified as marketable securities. The Company invests cash in excess of short-term needs in these investments to attempt to improve yields on its total investment portfolio.

The cash outflow from operating activities of $0.6 million for the three months ended June 30, 2004 was primarily attributable to net loss for the three months ended June 30, 2004 and an increase of inventories of $0.9 million due to increase in volume of sales and a decrease in accounts payable and accrued liabilities of $0.2 million. This cash outflow is partially offset by a 0.5 million decrease in accounts receivable and reduction of prepaid expenses and other current assets of 0.3 million. Net cash provided by operations for the three months ended June 30, 2003 was $13.1 million. It was primarily attributable to an income tax refund of $15.3 million. These amounts were partially offset by a decrease in accounts payable and accrued liabilities of $0.7 million, and the net loss for the three months ended June 30, 2003.

The increase in cash flows from investing activities for the three months ended June 30, 2004 was primarily due to an increase in net proceeds of $2.2 million from the sale of marketable securities offset by $0.4 million in purchases of marketable securities.

Cash used in investing activities of $13.8 million for the three months ended June 30, 2003 was primarily the efforts to increase earnings on working capital by investing in certificates of deposits with maturities in excess of 90 days and mutual funds of $14.5 million. All certificates mature in one year or less. Additionally, the Company sold approximately $0.7 million of marketable securities during the quarter ended June 30, 2003.

Cash flows from financing activities increased to $0.3 million for the three months ended June 30, 2004 from $0.1 million in the three months ended June 30, 2003. This change is primarily attributable to the net increase of borrowings.

The Company financed its new corporate campus by obtaining a construction loan from a bank of $27.0 million on August 24, 2000. In November 2001, the same bank refinanced the outstanding balance of the construction loan with a mortgage loan maturing on November 20, 2004, with an amortization schedule based on a 25-year loan. During the year ended March 31, 2002, the Chairman, President and Chief Executive Officer of the institution with which the Company maintains the mortgage loan was appointed to the Company’s Board of Directors.

On June 28, 2004, the bank agreed to extend the maturity date of the mortgage loan to October 20, 2007, subject to additional terms and conditions requiring the Company to make additional principal repayments as follows: $1.5 million which was paid on July 1, 2004; $1.0 million on October 1, 2004; and seven installments each in the amount of $0.5 million on the first day of each calendar quarter, commencing on January 1, 2005 and ending on July 1, 2006.

Interest on the mortgage loan is accrued at a variable interest rate based on changes in the lender’s prime rate as of the 20th of each month (4.0 percent at June 30, 2004). Principal and interest are payable monthly. The balance of the mortgage loan as of June 30, 2004 was $25.3 million.

In April 2001, the Company obtained an equipment loan from a bank in the amount of $7.3 million. The loan is secured by specific pieces of equipment. The loan is repayable in equal monthly installments of principal and interest over 60 months beginning May 30, 2001. On June 30, 2004, the loan balance was $2.7 million. Effective April 30, 2002 and annually on April 30th of each year thereafter, the Company may elect to fix the interest rate on the equipment loan for a twelve month period at a rate of one-half of one percentage point (0.5 percent) per annum in excess of the prime rate. The Company had not elected the fixed rate option and the loan bore an interest rate of prime plus 0.5 percent (4.5 percent on June 30, 2004). On March 31, 2003, the Company was in violation of two of the financial covenants under this loan agreement. The bank agreed to waive the covenants, but added an additional covenant requiring the Company to maintain a balance of cash and marketable securities (excluding equity securities) of at least two times the outstanding loan balance. The waiver was extended through March 31, 2005. The Company was in compliance with the additional covenant as of June 30, 2004.

In December 2002, Global Fiberoptics obtained a line of credit in Taiwan backed by commercial paper issued by Global Fiberoptics for a maximum of 220 million New Taiwan Dollars (or approximately $6.5 million as of June 30, 2004). The line of credit will mature on January 28, 2005. The outstanding balance of any commercial paper under this line of credit must be fully secured by either a cash deposit or bond fund certificate. As of June 30, 2004, Global Fiberoptics had issued commercial paper in the amount of 27.5 million New Taiwan Dollars (or approximately $0.8 million as of June 30, 2004) with an interest rate of 1.0%.

In January 2004, Global Fiberoptics renewed its line of credit of 100 million New Taiwan Dollars (or approximately $3.0 million as of June 30, 2004) from a Taiwan bank. The interest rate is based on a rate set by the bank at the time funds are drawn. The amount drawn as of June 30, 2004 was 29.0 million New Taiwan Dollars (or approximately $0.9 million as of June 30, 2004) with an interest rate of 3.25%.

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

Commitments and Off Balance Sheet Instruments

The Company has non-cancelable operating leases from several different outside parties for buildings. The leases expire in different years from 2003 through 2011. The leases require the Company to pay insurance, real property taxes in excess of the base property taxes in all tax years and maintenance costs. Lease expense net of sublease income for the three months ended June 30, 2004 and for the year ended March 31, 2004 was $28,000 and $82,000, respectively.

The Company moved to its new facilities in Richmond, California during the 2001 fiscal year. Accordingly, certain of the leased properties were no longer used for operating purposes and are available for sublease.

During the fiscal year ended March 31, 2004, the Company terminated all but three leases. The Company’s estimate of the liability for the remaining costs of these leases is subject to change depending on the length of time required to sublease the properties and the rates at which the properties may be subleased. As of June 30, 2004, the reserve for remaining two leases expenses, net of expected sublease income, is $0.2 million, and is included in accounts payable and accrued liabilities in the Unaudited Consolidated Balance Sheets.

As of June 30, 2004, DiCon’s future gross commitments under all leases was $0.6 million.

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. The undersigned principal executive officer and principal financial officer of DiCon conclude that DiCon’s disclosure controls and procedures are effective as of June 30, 2004 based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15.

(b) Changes in Internal Controls. There has been no change in DiCon’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, DiCon’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

DiCon is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

(a)	Sales of Equity Securities by Small Business Issuer.

None.

(b)	Purchases of Equity Securities by Small Business Issuer.

Small Business Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number		Part of Publicly	yet be Purchased
	of Shares		Announced Plans or	Under the Plans or
	Purchased	Average Price	Programs	Programs
Period	(1)	Paid per Share	(2)	(2)
April 1, 2004 through April 30, 2004	4,643	$0.96	—	—
May 1, 2004 through May 31, 2004	—	—	—	—
June 1, 2004 through June 30, 2004	9,737	$0.96	—	—
Total	14,380	$0.96	—	—

(1)	All of the shares purchased were issued under the Employee Stock Purchase Program.

(2)	DiCon does not have any publicly announced plans or programs for the purchase of shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of DiCon’s security holders during the period covered by this report.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Description
10.3.2	Loan Modification and Extension Agreement and Amendment to Promissory Note dated June 28, 2004, with Cathay Bank.

10.3.3	Modification of Construction Trust Deed dated June 28, 2004, with Cathay Bank.

31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certificate of Vice President of Administration pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certificate of Vice President of Administration pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICON FIBEROPTICS, INC.
(Registrant)
Date: August 13, 2004	By:	/s/ Ho-Shang Lee
(Signature)
		Name:	Ho-Shang Lee, Ph.D.
		Title:	President and Chief Executive Officer (principal executive officer)

Date: August 13, 2004	By:	/s/ Jannett Wang
(Signature)
		Name:	Jannett Wang
		Title:	Vice President of Administration (principal financial officer)

Exhibit Index

Exhibit No.	Description
10.3.2	Loan Modification and Extension Agreement and Amendment to Promissory Note dated June 28, 2004, with Cathay Bank.

10.3.3	Modification of Construction Trust Deed dated June 28, 2004, with Cathay Bank.

31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certificate of Vice President of Administration pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certificate of Vice President of Administration pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.