Form 10QSB
period 2004-09-30
DICON FIBEROPTICS INC
filed 2004-11-15
CIK 1119012

SECURITIES AND EXCHANGE COMMISISSION
WASHINGTON, DC 20549

FORM 10-QSB
_________________________

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number 0-49939

_________________________

DICON FIBEROPTICS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

California	94-3006185
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

1689 Regatta Blvd.
Richmond, California	94804
(Address of Principal Executive Offices)	(Zip Code)

(510) 620-5000
(Issuer’s Telephone Number, Including Area Code)
_________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒    No    ☐

The number of shares outstanding of the issuer’s common stock as of September 30, 2004, was 111,966,640.

Transitional Small Business Disclosure Format (check one):    Yes     ☐    No    ☒

__________________________________________________________________________________________________________

DICON FIBEROPTICS, INC.

Pages

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.
DiCon Fiberoptics, Inc. and Subsidiary Unaudited Consolidated Balance Sheets (in thousands)

	September 30,	March 31,
	2004	2004 (1)
Assets
Current assets:
Cash and cash equivalents	$14,612	$1,359
Marketable securities	3,091	20,250
Accounts receivable, net of allowance for doubtful accounts of $112 and $78, respectively	4,154	3,155
Inventories	5,436	4,506
Prepaid expenses and other current assets	274	521
Income tax receivable	15	16

Total current assets	27,582	29,807
Property, plant and equipment, net	54,460	58,750
Other assets	72	64

Total assets	$82,114	$88,621

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,461	$2,914
Advances received from customers	3,538	3,549
Mortgage and other debt	4,604	6,059
Deferred compensation payable	129	120

Total current liabilities	11,732	12,642
Mortgage and other debt, net of current portion	21,287	23,310

Total liabilities	33,019	35,952

Commitments

Shareholders' equity:
Common stock: no par value; 200,000 shares authorized; 111,967 and 111,992 shares issued and outstanding, respectively	22,254	22,279
Additional paid-in capital	13,375	13,217
Deferred compensation	(485)	(550)
Retained earnings	15,313	18,812
Accumulated other comprehensive loss	(1,362)	(1,089)
Total shareholders' equity	49,095	52,669

Total liabilities and shareholders' equity	$82,114	$88,621

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1) Balances at March 31, 2004 are derived from the audited Financial Statements at that date.

DiCon Fiberoptics, Inc. and Subsidiary Unaudited Consolidated Statements of Operations and Comprehensive Loss (in thousands, except per share data)

	For the three months ended September 30,		For the six months ended September 30,
	2004	2003	2004	2003

Net sales	$6,842	$3,708	$11,271	$7,476

Cost of goods sold	3,921	4,566	8,268	9,150

Gross profit/(loss)	2,921	(858)	3,003	(1,674)

Selling, general and administrative expenses	1,718	1,347	3,016	2,801
Research and development expenses	1,667	1,614	3,081	3,352
	3,385	2,961	6,097	6,153

Loss from operations	(464)	(3,819)	(3,094)	(7,827)

Other (expense) income:
Interest expense	(304)	(330)	(604)	(694)
Other income, net	68	(2)	200	222

Loss before income taxes	(700)	(4,151)	(3,498)	(8,299)

Income tax (expense) benefit	(1)	309	(1)	573

Net loss	$(701)	$(3,842)	$(3,499)	$(7,726)
Other Comprehensive loss:
Foreign currency translation adjustment	18	516	(256)	601
Unrealized holding (losses) gains on marketable securities arising during the period, net of realized (losses) gains	(19)	18	(17)	(64)

Comprehensive loss	$(702)	$(3,308)	$(3,772)	$(7,189)

Net loss per share - Basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.07)

Average shares used in computing net loss per share - basic and diluted	111,976	112,013	111,982	112,023

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary Unaudited Consolidated Statement of Cash Flows (in thousands)
	Six Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,499)	$(7,726)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,142	4,761
Deferred incomes taxes	-	(573)
Write down excess and obsolete inventories	538	343
Provision for bad debts	34	68
Loss on disposal of property, plant and equipment	19	14
Realized gain on available-for-sale marketable securities	(22)	(95)
Interest accretion on deferred compensation liability	-	8
Stock compensation expense	222	456
Changes in assets and liabilities:
Accounts receivable	(1,033)	(77)
Inventories	(1,548)	(211)
Prepaid expenses and other current assets	245	72
Income tax receivable	-	15,254
Other assets	(9)	29
Accounts payable and accrued liabilities	654	(872)
Deferred compensation payable	9	134
Net cash (used in) provided by operating activities	(248)	11,585

Cash flows from investing activities:
Purchases of marketable securities	(1,496)	(14,547)
Sales of marketable securities	18,643	981
Sale of property, plant and equipment	32	24
Purchases of property, plant and equipment	(199)	(34)
Net cash provided by (used in) investing activities	16,980	(13,576)

Cash flows from financing activities:
Borrowings under mortgages and other debt	1,559	2,726
Repayment of mortgages and other debt	(5,011)	(2,794)
Proceeds from issuance of common stock, net of repurchases	(25)	(40)
Net cash (used in) financing activities	(3,477)	(108)

Effect of exchange rate changes on cash and cash equivalents	(2)	2

Net change in cash and cash equivalents	13,253	(2,097)
Cash and cash equivalents, beginning of period	1,359	3,757
Cash and cash equivalents, end of period	$14,612	$1,660

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1	$53
Cash paid for interest	$595	$685

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
_________________________________________________________________________________________________________

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

The Company operates and reports based on a fiscal year that ends on March 31st. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and on the same basis of presentation as the audited financial statements included in the Company’s Annual Report on Form 10-KSB/A-1 as filed with the Securities and Exchange Commission (SEC) on July 2, 2004 (the “Company’s 10-KSB/A-1”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended March 31, 2004 included in the Company’s 10-KSB/A-1.

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

Had compensation cost for the Company's stock option plans been determined based on the fair value of such awards at the grant dates as prescribed by SFAS No. 123, stock-based compensation costs would have impacted net loss and loss per common share for the fiscal periods presented, as follows:

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share data)
__________________________________________________________________________________________________________

	For the three months ended,		For the six months ended
	September30		September 30,
	2004	2003	2004	2003

Net loss, as reported	$(701)	$(3,842)	$(3,499)	$(7,726)

Add: Stock-based employee compensation expense included in reported net loss, net of tax	111	164	222	456

Deduct: Compensation expense based on fair value method, net of tax	(138)	(172)	(273)	(312)
Pro forma net loss	$(728)	$(3,850)	$(3,550)	$(7,582)

Reported net loss per share—basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.07)
Pro forma net loss per share—basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.07)

4.	Recent accounting pronouncements

 In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 132, or SFAS 132R, “Employers’ Disclosures about Pensions and Other Post-retirement Benefits, an Amendment of FASB Statements No. 87, 88, and 106, and a Revision of FASB Statement No. 132.” This statement revises employers’ disclosures about pension plans and other post-retirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pensions.” The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share data)
___________________________________________________________________________________________________________
5.	Liquidity

As of September 30, 2004, DiCon had cash and cash equivalents of $14.6 million. In addition, the Company has $3.1 million invested in certificates of deposit and other marketable securities that in conformity with the requirements of generally accepted accounting principles were classified as marketable securities held available for sale.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented below:
	For the three months ended,		For the six months ended
	September30		September 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(701)	$(3,842)	$(3,499)	$(7,726)

Denominator:
Basic and diluted weighted average shares	111,976	112,013	111,982	112,023

Basic and diluted net loss per share	$(0.01)	$(0.03)	$(0.03)	$(0.07)

As a result of the losses incurred by the Company for the three months and the six months ended September 30, 2004, weighted average options to purchase 4,576 and 4,711 shares of common stock were anti-dilutive and excluded from the net loss per share calculations. For the three months and the six months ended September 30, 2003, weighted average options to purchase 4,647 and 4,677 shares of common stock were anti-dilutive and excluded from the net loss per share calculations.

7.	Marketable Securities

The value of the Company’s investments by major security type is as follows:

	Cost	Unrealized	Unrealized	Fair
		Gain	Losses	Value
September 30, 2004
Certificate of Deposit	$3,091	$-	$-	$3,091
March 31, 2004
Foreign Mutual Fund	$833	$17	$-	$850
Certificate of Deposit	19,400	-	-	19,400
Total	$20,233	$17	$-	$20,250

Debt securities include certificates of deposit with original maturities of greater than 90 days.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
__________________________________________________________________________________________________________
8.	Inventories

Inventories consist of the following as of September 30, 2004 and March 31, 2004:

	September 30,	March 31,
	2004	2004

Raw materials	$1,528	$1,813
Work-in-process	3,908	2,693
Total	$5,436	$4,506

During the six months period ended September 30, 2004, DiCon wrote off approximately $0.5 million of obsolete inventory. During the fiscal year ended March 31, 2004, DiCon wrote off approximately $1.1 million of obsolete inventory and wrote down to fair value an additional $1.1 million of inventory.

9.	Property, Plant and Equipment, net

Property, plant and equipment consist of the following as of September 30, 2004 and March 31, 2004:

	September 30,	March 31,
	2004	2004
Land	$10,000	$10,000
Building and improvements	37,619	37,764
Machinery, equipment and fixtures	47,152	47,993
Property, plant and equipment	94,771	95,757
Less:Accumulated depreciation	(40,311)	(37,007)
Property, plant and equipment, net	$54,460	$58,750

Depreciation expense was $4,142 and $9,219 for the six months ended September 30, 2004 and for the year ended March 31, 2004.

10.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of September 30, 2004 and March 31, 2004:
	September 30,	March 31,
	2004	2004

Accounts payable	$1,238	$1,053
Accrued payroll	768	900
Accrual for vacated properties	164	250
Accrued liabilities	1,291	711
	$3,461	$2,914

11.	Mortgage and Other Debt

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

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
_________________________________________________________________________________________________________

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

Interest on the mortgage loan is accrued at a variable interest rate based on changes in the lender’s prime rate as of the 20th of each month (4.5 percent at September 30, 2004). Principal and interest are payable monthly. The balance of the mortgage loan as of September 30, 2004 was $22.7 million.

In April 2001, the Company obtained an equipment loan from a bank in the amount of $7.3 million. The loan was secured by specific pieces of equipment. The loan was repayable in equal monthly installments of principal and interest over 60 months beginning May 30, 2001. On September 30, 2004, the loan balance was $2.3 million. Effective April 30, 2002 and annually on April 30th of each year thereafter, the Company could elect to fix the interest rate on the equipment loan for a twelve month period at a rate of one-half of one percentage point (0.5 percent) per annum in excess of the prime rate. The Company had not elected the fixed rate option and the loan bore an interest rate of prime plus 0.5 percent (5.25 percent on September 30, 2004). On March 31, 2003, the Company was in violation of two of the financial covenants under this loan agreement. The bank agreed to waive the covenants, but added an additional covenant requiring the Company to maintain a balance of cash and marketable securities (excluding equity securities) of at least two times the outstanding loan balance. The waiver was extended through March 31, 2005. The Company was in compliance with the additional covenant as of September 30, 2004. The loan was voluntarily prepaid in full on October 12, 2004.

Global Fiberoptics maintained a line of credit in Taiwan backed by commercial paper issued by Global Fiberoptics for a maximum of 100 million New Taiwan Dollars (or approximately $2.9 million as of September 30, 2004). The line of credit will mature on January 28, 2005. The outstanding balance of any commercial paper under this line of credit must be fully secured by either a cash deposit or bond fund certificate. As of September 30, 2004, there was no commercial paper outstanding.

In September 2004, Global Fiberoptics renewed its second line of credit of 80 million New Taiwan Dollars (or approximately $2.4 million as of September 30, 2004) from a Taiwan bank. The interest rate is based on a rate set by the bank at the time funds are drawn. The amount drawn as of September 30, 2004 was 31.5 million New Taiwan Dollars (or approximately $0.9 million as of September 30, 2004) with an interest rate of 3.25%.

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

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
__________________________________________________________________________________________________________

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

Compensation expense related to the Company’s stock compensation plans and conversion of the Contingently Promised Units has been reflected in the Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three months and six months ended September 30, 2004 and 2003 as follows:

	For the three months ended		For the six months ended
	September 30,		September 30,
	2004	2003	2004	2003
Cost of goods sold	$10	$21	$22	$59
Selling, general and administrative expenses	35	74	76	203
Research and development expenses	72	157	160	431
	$117	$252	$258	$693

13.	Income Taxes

The Company had cummulative net operating loss carryforwards and tax credit carryforwards of approximately $51.8 million as of March 31, 2004, which consists of $9.2 million federal tax and $42.6 million state tax credit carryforwards. The Company reported $1 corporation estimated tax expense paid for the six months ended September 30, 2004.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
___________________________________________________________________________________________________________

The Company’s investment in its Taiwan subsidiary is essentially permanent in duration and undistributed foreign earnings on September 30, 2004 amounted to $7.4 million. The Company was granted a five-year tax holiday in Taiwan, which will expire in 2006. There is no plan to distribute these earnings to DiCon. If at some future date all or portions of these foreign earnings are distributed as dividends to DiCon, substantial additional taxes would be due in Taiwan and in the United States.

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against certain deferred tax assets at September 30, 2004. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

14.	Commitments and contingencies

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

Changes in the Company’s warranty reserve during the six months ended September 30, 2004 and 2003 were as follows:

	As of September 30,
	2004	2003
Beginning balance	$16	$56
Accruals for warranties during the six months	93	78
Settlements made (in cash) during the six months	(71)	(105)
Ending balance	$38	$29

The Company moved to its new facilities in Richmond, California during the 2001 fiscal year. Accordingly, certain of the leased properties were no longer used for operating purposes and are available for sublease. As of September 30, 2004, there is only one non-cancelable operating lease remaining and this lease will terminate on September 14, 2005. The lease requires the Company to pay insurance, real property taxes in excess of the base property taxes in all tax years and maintenance costs. Lease expense net of sublease income for the six months ended September 30, 2004 and for the year ended March 31, 2004 was $40,000 and $82,000, respectively. As of September 30, 2004, the Company's estimate of the liability for the remaining costs of the lease, net of expected sublease income, is $0.2 million, and is included in accounts payable and accrued liabilities in the Unaudited Consolidated Balance Sheets.

Global Fiberoptics owns a condominium interest in the building in Kaohsiung, Taiwan. This facility is located on a ground lease that extends through 2011. The ground lease may be renewed indefinitely, and there is no penalty for early cancellation, except for forfeiture of the owned facility.

As of September 30, 2004, DiCon’s future gross commitments under all leases was $0.5 million.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
___________________________________________________________________________________________________________

Global Fiberoptics maintained a line of credit in Taiwan backed by commercial paper issued by Global Fiberoptics for a maximum of 100 million New Taiwan Dollars (or approximately $2.9 million as of September 30, 2004). As of September 30, 2004, there was no commercial paper outstanding. The interest rate is based on a rate set by the bank at the time funds are drawn.

Global Fiberoptics obtained a second line of credit of 80 million New Taiwan Dollars (or approximately $2.4 million) from a Taiwan bank as of September 30, 2004, of which 31.5 million New Taiwan Dollars (or approximately $0.9 million as of September 30, 2004) were drawn. These letters of credit primarily support workers’ compensation, merchandise import and payment obligations. The interest rate is based on a rate set by the bank at the time funds are drawn.

15.	Subsequent Event

On October 12, 2004, the Company utilized available cash balances to voluntarily prepay in full a $2.3 million equipment loan from a bank.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Certain statements contained in this report on Form 10-QSB that are not purely historical are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding DiCon’s expectations, beliefs, anticipations, commitments, intentions and strategies regarding the future. Actual results could differ from those projected in any forward-looking statements. Factors that could contribute to such differences include, but are not limited to, those specific points discussed under “Risk Factors” in the Annual Report on Form 10-KSB filed by DiCon with the SEC.

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

The optical networking industry is rapidly changing and the volume and timing of orders are difficult to predict. Since the fourth quarter of 2000, the fiber optics industry has gone through a significant period of consolidation following a dramatic curtailment of capital spending by most carriers faced with substantial excess bandwidth capacity and very high levels of corporate debt. DiCon’s customers are manufacturers of telecommunications equipment. DiCon believes its customers generally view the purchase of DiCon’s products as a significant and strategic decision. As a result, customers typically commit substantial effort in evaluating DiCon’s technology, and testing and qualifying its products and manufacturing processes. This customer evaluation and qualification process frequently results in a lengthy initial sales cycle of nine months or longer.

DiCon’s cost of goods sold consists primarily of the cost of direct materials, labor and manufacturing overhead, scrap and rework associated with products sold, as well as production start up costs. As demand changes, DiCon attempts to manage its manufacturing capacity to meet demand for existing and new products; however, certain portions of its costs are fixed and as volumes decrease, these expenses are difficult to reduce proportionately, if at all. The Company assesses its inventory position on a monthly and quarterly basis with its then current forecasts. During the six months ended September 30, 2004, DiCon wrote off approximately $0.5 million of obsolete inventory. During the fiscal year ended March 31, 2004, DiCon wrote off approximately $1.1 million of obsolete inventory and wrote down to fair value an additional $1.1 million of inventory.

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

Property, plant and equipment

The Company evaluates the recoverability of the net carrying value of its property, plant and equipment whenever events or changes in circumstances indicate impairment may exist, by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying values is an indication of the need for a write-down due to impairment. The impairment write-down would then be the difference between the carrying values and the fair value of these assets. A loss on impairment would be recognized by a charge to earnings. The Company did not record an impairment charge for property, plant and equipment in the six months ended September 30, 2004 and the year ended March 31, 2004. Changes in these estimates could have a material adverse effect on the assessment of property, plant and equipment, thereby requiring the Company to write down its assets.

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

Financial Results

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

Net Sales

Net sales increased by 84.5% to $6.8 million for the quarter ended September 30, 2004 from $3.7 million for the quarter ended September 30, 2003. The increase was primarily due to an increase in the demand for fiberoptic components and test equipment by telecommunications equipment vendors.

In the quarter ended September 30, 2004, the Company recorded $0.15 million revenue from cancellations of prior purchase agreements with customer. In the quarter ended September 30, 2003, the Company recorded no revenue from cancellations of prior purchase agreements with customer.

The fiber optic communications industry is characterized by dynamic technological changes. Specific products may have a relatively short product life, even though basic product designs may have a substantial life. Generally, customers expect prices to decline steadily. During the current period of significant excess capacity, the pressure to reduce average selling prices may even be greater. DiCon seeks to offset this trend through new product introductions with higher average selling prices and through aggressive programs to improve manufacturing yields and cost reductions. There is no certainty that these programs will be successful in offsetting the pricing pressure from customers in the future.

Sales to different geographic areas may fluctuate from period to period depending on various factors such as new system development, purchase cycle and price. Net sales to customers outside North America represented 48% of total net sales for the quarter ended September 30, 2004, as compared to 48% for the quarter ended September 30, 2003.

As of September 30, 2004 and 2003, the Company experienced the following concentrations in sales to customers.

	Three months ended
	September 30,
	2004	2003

Percentage of revenue for 3 largest customers	48.6%	30.1%

No. of customers accounting for over 10% of net sales	4	2

Sales to DiCon’s leading customers vary significantly from year to year and DiCon does not have the ability to predict future sales to these customers.

Cost of Goods Sold and Gross Margin

Cost of goods sold declined 14.1% to $3.9 million in the quarter ended September 30, 2004 from $4.6 million in the quarter ended September 30, 2003. Gross margin as a percentage of net sales was 42.7% in the quarter ended September 30, 2004, compared to a negative 23.1% in the quarter ended September 30, 2003. The improvement in gross margin in the quarter ended September 30, 2004 is mainly due to expense and cost reductions along with more efficient material management and production planning. During the quarter ended September 30, 2004, DiCon wrote off a total of $0.3 million or 3.9% of total net sales as compared to the quarter ended September 30, 2003 that an approximately $0.5 million write down of obsolete inventory and inventory impairment, or 12.1% of total net sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense was $1.7 million in the quarter ended September 30, 2004, compared to $1.3 million in the quarter ended September 30, 2003. The increase in SG&A expenses primarily reflects unutilized Company surplus facility resources in Richmond due to increase in production volume in Global Fiberoptics in Taiwan.

Research and Development Expenses

Research and development (“R&D”) expense was $1.7 million in the quarter ended September 30, 2004, compared to $1.6 million in the quarter ended September 30, 2003. DiCon believes that research and development is critical to strategic product development and expects to continue to devote significant resources to product research and development. Future expenditures are expected to fluctuate both in absolute dollars and as a percentage of revenue based on the need to invest in new research and development in order to remain competitive in this rapidly changing industry.

Other (Expense) Income

Other (expense) income for the quarters ended September 30, 2004 and 2003 are as follows:

	Three months ended
	September 30,
(in thousands)	2004	2003

Other (expense) income:
Interest expense	$(304)	$(330)
Interest income	79	113
Loss on disposal of fixed assets	-	(1)
Realized gain (losses) on sales of marketable securities	22	-
Gain (losses) on currency exchange	(83)	(151)
Other (expense) income, net	50	37
	$(236)	$(332)

Interest expense primarily represents the costs of borrowing by DiCon for its mortgage loan on the Richmond, California, facility and its equipment loan.

Loss Before Income Tax

DiCon reported a net loss before income tax of $0.7 million for the current quarter compared to $4.1 million for the same quarter in the prior year.

Income Tax (Expense) Benefit

The Company reported $1 corporate estimated tax expense for the three months ended September 30, 2004. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against certain deferred tax assets at September 30, 2004. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

For the three months ended September 30, 2004, the effective tax rate was 0 % compared to 7.5% for the same period in last year. The tax rate for each period is the result of the consolidation of the tax provisions for the US operations with that of the Taiwan operations of Global Fiberoptics, and can vary substantially from period to period depending on the relative performance of each operation.

Six Months Ended September 30, 2004 Compared with Six Months Ended September 30, 2003

Net Sales

Net sales increased by 50.7% to $11.3 million for the six months ended September 30, 2004 from $7.5 million for the six months ended September 30, 2003. The increase was primarily due to an increase in the demand for fiberoptic components and test equipment by telecommunications equipment vendors.

In the quarter ended September 30, 2004, the Company recorded $0.15 million revenue from cancellations of prior purchase agreements with customer. In the quarter ended September 30, 2003, the Company recorded no revenue from cancellations of prior purchase agreements with customer.

The fiber optic communications industry is characterized by dynamic technological changes. Specific products may have a relatively short product life, even though basic product designs may have a substantial life. Generally, customers expect prices to decline steadily. During the current period of significant excess capacity, the pressure to reduce average selling prices may even be greater. DiCon seeks to offset this trend through new product introductions with higher average selling prices and through aggressive programs to improve manufacturing yields and cost reductions. There is no certainty that these programs will be successful in offsetting the pricing pressure from customers in the future.

Sales to different geographic areas may fluctuate from period to period depending on various factors such as new system development, purchase cycle and price. Net sales to customers outside North America represented 52% of total net sales for the six months ended September 30, 2004, as compared to 50% for the six months ended September 30, 2003, respectively.

As of September 30, 2004 and 2003, the Company experienced the following concentrations in sales to customers.

	Six months ended
	September 30,
	2004	2003

Percentage of revenue for 3 largest customers	42.7%	34.5%

No. of customers accounting for over 10% of net sales	3	2

Sales to DiCon’s leading customers vary significantly from year to year and DiCon does not have the ability to predict future sales to these customers.

Cost of Goods Sold and Gross Margin

Costs of goods sold declined 9.6% to $8.3 million in the six months ended September 30, 2004 from $9.1 million in the six months ended September 30, 2003. Gross margin as a percentage of net sales was 26.6% in six months ended September 30, 2004, compared to a negative 22.4% in the six months ended September 30, 2003. The improvement in gross margin in the six months ended September 30, 2004 is mainly due to expense and cost reductions along with more efficient material management and production planning. During the six months ended September 30, 2004, DiCon wrote off a total of $0.5 million or 4.8% of total net sales as compared to the six months ended September 30, 2003 that an approximately $0.9 million write down of obsolete inventory and inventory impairment, or 12.8% of total net sales..

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

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense was $3.0 million for the six months ended September 30, 2004, compared to $2.8 million for the six months ended September 30, 2003. The increase in SG&A expenses primarily reflects unutilized Company surplus facility resources in Richmond due to increase in production volume in Global Fiberoptics in Taiwan.

Research and Development Expenses

Research and development (“R&D”) expense was $3.1 million for the six months ended September 30, 2004, compared to $3.4 million for the six months ended September 30, 2003. DiCon believes that research and development is critical to strategic product development and expects to continue to devote significant resources to product research and development. Future expenditures are expected to fluctuate both in absolute dollars and as a percentage of revenue based on the need to invest in new research and development in order to remain competitive in this rapidly changing industry.

Other (Expense) Income

Other (expense) income for the six months ended September 30, 2004 and 2003 are as follows:

	Six months ended
	September 30,
(in thousands)	2004	2003

Other (expense) income:
Interest expense	$(604)	$(694)
Interest income	172	191
Loss on disposal of fixed assets	(19)	(14)
Realized gain (losses) on sales of marketable securities	22	95
Gain (losses) on currency exchange	(83)	(183)
Other (expense) income, net	108	133
	$(404)	$(472)

Interest expense primarily represents the costs of borrowing by DiCon for its mortgage loan on the Richmond, California, facility and its equipment loan.

Loss Before Income Tax

The Company reported loss before income tax of $3.5 million for the six months ended September 30, 2004 compared to $8.3 million for the same six months in the prior year.

Income Tax (Expense) Benefit

The Company reported $1 corporate estimated tax expense for the six months ended September 30, 2004. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against certain deferred tax assets at September 30, 2004. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

For the six months ended September 30, 2004, the effective tax rate was 0 % compared to 7% for the same period in last year. The tax rate for each period is the result of the consolidation of the tax provisions for the US operations with that of the Taiwan operations of Global Fiberoptics, and can vary substantially from period to period depending on the relative performance of each operation.

Liquidity and Capital Resources

As of September 30, 2004, DiCon had cash and cash equivalents of $14.6 million. In addition, the Company has $3.1 million invested in certificates of deposit and other marketable securities that in conformity with the requirements of generally accepted accounting principles were classified as marketable securities.

The cash outflow used in operating activities of $0.2 million for the six months ended September 30, 2004 was primarily attributable to the net loss for the six months ended September 30, 2004, and an increase of inventories of $1.5 million and accounts receivables of $1.0 million due to an increase in the volume of sales. This cash outflow is partially offset by a 0.7 million increase in accounts payable and reduction of prepaid expenses and other current assets of 0.2 million, and non-cash adjustments. Net cash provided by operations for the six months ended September 30, 2003 was $11.6 million. It was primarily attributable to an income tax refund of $15.3 million. These amounts were partially offset by a decrease in accounts payable and accrued liabilities of $0.8 million.

The increase in cash flows from investing activities for the six months ended September 30, 2004 was primarily due to an increase in net proceeds of $17.1 million from the sale of marketable securities offset by $0.2 million in purchases of properties.

Cash used in investing activities of $13.6 million for the six months ended September 30, 2003 was primarily the result of the efforts to increase earnings on working capital by investing in certificates of deposits with maturities in excess of 90 days and mutual funds of $14.5 million. All certificates mature in one year or less. Additionally, the Company sold approximately $1.0 million of marketable securities during the six months ended September 30, 2003.

Cash flows used in financing activities increased to $3.5 million for the six months ended September 30, 2004 from $0.1 million in the six months ended September 30, 2003. This change is primarily attributable to the net increase of repayments of mortgages and other debt.

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

Interest on the mortgage loan is accrued at a variable interest rate based on changes in the lender’s prime rate as of the 20th of each month (4.5 percent at September 30, 2004). Principal and interest are payable monthly. The balance of the mortgage loan as of September 30, 2004 was $22.7 million.

In April 2001, the Company obtained an equipment loan from a bank in the amount of $7.3 million. The loan was secured by specific pieces of equipment. The loan was repayable in equal monthly installments of principal and interest over 60 months beginning May 30, 2001. On September 30, 2004, the loan balance was $2.3 million. Effective April 30, 2002 and annually on April 30th of each year thereafter, the Company could elect to fix the interest rate on the equipment loan for a twelve month period at a rate of one-half of one percentage point (0.5 percent) per annum in excess of the prime rate. The Company had not elected the fixed rate option and the loan bore an interest rate of prime plus 0.5 percent (5.25 percent on June 30, 2004). On March 31, 2003, the Company was in violation of two of the financial covenants under this loan agreement. The bank agreed to waive the covenants, but added an additional covenant requiring the Company to maintain a balance of cash and marketable securities (excluding equity securities) of at least two times the outstanding loan balance. The waiver was extended through March 31, 2005. The Company was in compliance with the additional covenant as of September 30, 2004. The loan was voluntarily prepaid in full on October 12,2004.

Global Fiberoptics maintained a line of credit in Taiwan backed by commercial paper issued by Global Fiberoptics for a maximum of 100 million New Taiwan Dollars (or approximately $2.9 million as of September 30, 2004). The line of credit will mature on January 28, 2005. The outstanding balance of any commercial paper under this line of credit must be fully secured by either a cash deposit or bond fund certificate. As of September 30, 2004, there was no commercial paper outstanding.

In September 2004, Global Fiberoptics renewed its second line of credit of 80 million New Taiwan Dollars (or approximately $2.4 million as of September 30, 2004) from a Taiwan bank. The interest rate is based on a rate set by the bank at the time funds are drawn. The amount drawn as of September 30, 2004 was 31.5 million New Taiwan Dollars (or approximately $0.9 million as of September 30, 2004) with an interest rate of 3.25%.

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

Commitments and Off Balance Sheet Arrangements

The Company moved to its new facilities in Richmond, California during the 2001 fiscal year. Accordingly, certain of the leased properties were no longer used for operating purposes and are available for sublease. As of September 30, 2004, there is only one non-cancelable operating lease remaining and this lease will terminate on September 2005. The lease requires the Company to pay insurance, real property taxes in excess of the base property taxes in all tax years and maintenance costs. Lease expense net of sublease income for the six months ended September 30, 2004 and for the year ended March 31, 2004 was $40,000 and $82,000, respectively. As of September 30, 2004, the Company's estimate of the liability for the remaining costs of the lease, net of expected sublease income, is $0.2 million, and is included in accounts payable and accrued liabilities in the Unaudited Consolidated Balance Sheets.

Global Fiberoptics owns a condominium interest in the building in Kaohsiung, Taiwan. This facility is located on a ground lease that extends through 2011. The ground lease may be renewed indefinitely, and there is no penalty for early cancellation, except for forfeiture of the owned facility.

As of September 30, 2004, DiCon’s future gross commitments under all leases was $0.5 million.

Global Fiberoptics maintained a line of credit in Taiwan backed by commercial paper issued by Global Fiberoptics for a maximum of 100 million New Taiwan Dollars (or approximately $2.9 million as of September 30, 2004). As of September 30, 2004, there was no commercial paper outstanding. The interest rate is based on a rate set by the bank at the time funds are drawn.

Global Fiberoptics obtained a second line of credit of 80 million New Taiwan Dollars (or approximately $2.4 million) from a Taiwan bank as of September 30, 2004, of which 31.5 million New Taiwan Dollars (or approximately $0.9 million as of September 30, 2004) were drawn. These letters of credit primarily support workers’ compensation, merchandise import and payment obligations. The interest rate is based on a rate set by the bank at the time funds are drawn.

Item 3. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures. The undersigned principal executive officer and principal financial officer of DiCon conclude that DiCon’s disclosure controls and procedures are effective as of September 30, 2004 based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15.

(b)  Changes in Internal Controls. There has been no change in DiCon’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, DiCon’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

DiCon is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities by Small Business Issuer.

None.

(b)	Purchases of Equity Securities by Small Business Issuer.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs (2)
July 1, 2004 through July 31, 2004	1,828	$0.96	--	--
August 1, 2004 through August 31, 2004	--	--	--	--
September 1, 2004 through September 30, 2004	9,277	$0.96	--	--
Total	11,105	--	--	--

(1)    All of the shares purchased were issued under the Employee Stock Purchase Program.

(2)    DiCon does not have any publicly announced plans or programs for the purchase of shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of DiCon was held on September 12, 2004.

The following directors were elected at the meeting: Ho-Shang Lee, Gilles M. Corcos, C.L. Lin, Andrew F. Mathieson and Dunson Cheng. 105,932,257 shares were voted for the election of the five nominees and 6,043,660 shares were withheld from voting on the election of directors.

The shareholders voted on the ratification of the appointment of Burr, Pilger & Mayer LLP as the independent auditors for DiCon for the fiscal year ending March 31, 2005. 107,842,257 shares were voted for the ratification of the appointment, 4,043,660 shares were withheld from voting on the ratification of the appointment, and 90,000 shares were abstained from voting on the ratification of the appointment.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certificate of Vice President of Administration pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certificate of Vice President of Administration pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICON FIBEROPTICS, INC.
(Registrant)

Date:	November 12, 2004	By:	/s/ Ho-Shang Lee
(Signature)

			Name:	Ho-Shang Lee, Ph.D.
			Title:	President and Chief Executive Officer (principal executive officer)

Date:	November 12, 2004	By:	/s/ Jannett Wang
(Signature)

			Name:	Jannett Wang
			Title:	Vice President of Administration (principal financial officer)

Exhibit Index

Exhibit No.	Description

31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certificate of Vice President of Administration pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certificate of Vice President of Administration pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

