Form 10QSB
period 2004-12-31
DICON FIBEROPTICS INC
filed 2005-02-11
CIK 1119012

SECURITIES AND EXCHANGE COMMISISSION
WASHINGTON, DC 20549

FORM 10-QSB
_________________________

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004, or

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

Yes ☒ No ☐

The number of shares outstanding of the issuer’s common stock as of December 31, 2004, was 111,961,199.

Transitional Small Business Disclosure Format (check one): Yes  ☐ No ☒

__________________________________________________________________________________________________________

DICON FIBEROPTICS, INC.

Pages

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.
DiCon Fiberoptics, Inc. and Subsidiary Unaudited Consolidated Balance Sheets (in thousands)

	December 31,	March 31,
	2004	2004 (1)
Assets
Current assets:
Cash and cash equivalents	$1,765	$1,359
Marketable securities	14,643	20,250
Accounts receivable, net of allowance for doubtful accounts of $162 and $78, respectively	3,896	3,155
Inventories	4,703	4,506
Prepaid expenses and other current assets	233	521
Income tax receivable	16	16

Total current assets	25,256	29,807
Property, plant and equipment, net	51,181	58,750
Other assets	41	64

Total assets	$76,478	$88,621

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,290	$2,914
Advances received from customers	3,543	3,549
Mortgage and other debt	3,443	6,059
Income tax payable	281	-
Deferred compensation payable	121	120

Total current liabilities	9,678	12,642
Mortgage and other debt, net of current portion	20,061	23,310

Total liabilities	29,739	35,952

Commitments

Shareholders' equity:
Common stock: no par value; 200,000 shares authorized; 111,961 and 111,992 shares issued and outstanding, respectively	22,249	22,279
Additional paid-in capital	13,375	13,217
Deferred compensation	(376)	(550)
Retained earnings	12,094	18,812
Accumulated other comprehensive loss	(603)	(1,089)
Total shareholders' equity	46,739	52,669

Total liabilities and shareholders' equity	$76,478	$88,621

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1) Balances at March 31, 2004 are derived from the audited Financial Statements at that date.

DiCon Fiberoptics, Inc. and Subsidiary Unaudited Consolidated Statements of Operations and Comprehensive Loss (in thousands, except per share data)

	For the three months ended December 31,		For the nine months ended December 31,
	2004	2003	2004	2003

Net sales	$6,699	$5,590	$17,970	$13,066

Cost of goods sold	4,855	4,579	13,123	13,729

Gross profit/(loss)	1,844	1,011	4,847	(663)

Selling, general and administrative expenses	1,323	1,258	4,339	4,059
Research and development expenses	1,299	1,479	4,380	4,831
Loss on disposal of fixed assets	1,935	386	1,953	400
	4,557	3,123	10,672	9,290

Loss from operations	(2,713)	(2,112)	(5,825)	(9,953)

Other (expense) income:
Interest expense	(332)	(322)	(936)	(1,016)
Other income, net	107	189	325	425

Loss before income taxes	(2,938)	(2,245)	(6,436)	(10,544)

Income tax (expense) benefit	(281)	77	(282)	650

Net loss	$(3,219)	$(2,168)	$(6,718)	$(9,894)
Other Comprehensive loss:
Foreign currency translation adjustment	759	(124)	503	477
Unrealized holding (losses) gains on marketable securities arising during the period, net of realized (losses) gains	-	10	(17)	(54)

Comprehensive loss	$(2,460)	$(2,282)	$(6,232)	$(9,471)

Net loss per share - Basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.09)

Average shares used in computing net loss per share - basic and diluted	111,964	112,007	111,976	112,017

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary Unaudited Consolidated Statement of Cash Flows (in thousands)
	Nine Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(6,718)	$(9,894)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,164	6,982
Deferred incomes taxes	-	(650)
Write down excess and obsolete inventories	890	343
Provision for bad debts	87	32
Provision for estimated losses due to vacated properties, net of sublease income	(121)	-
Loss on disposal of property, plant and equipment	1,953	400
Realized gain on available-for-sale marketable securities	(22)	(95)
Interest accretion on deferred compensation liability	-	8
Stock compensation expense	332	387
Changes in assets and liabilities:
Accounts receivable	(823)	(1,080)
Inventories	(972)	(750)
Prepaid expenses and other current assets	287	(68)
Income tax receivable	-	15,284
Other assets	24	32
Accounts payable and accrued liabilities	(434)	(697)
Income tax payable	281	(53)
Deferred compensation payable	2	365
Net cash provided by operating activities	930	10,546

Cash flows from investing activities:
Purchases of marketable securities	(14,068)	(14,884)
Sales of marketable securities	19,670	1,237
Sale of property, plant and equipment	12	187
Purchases of property, plant and equipment	(209)	(43)
Net cash provided by (used in) investing activities	5,405	(13,503)

Cash flows from financing activities:
Borrowings under mortgages and other debt	2,513	3,513
Repayment of mortgages and other debt	(8,469)	(3,343)
Repurchases of common stock	(30)	(41)
Net cash (used in) provided by financing activities	(5,986)	129

Effect of exchange rate changes on cash and cash equivalents	57	2

Net change in cash and cash equivalents	406	(2,826)
Cash and cash equivalents, beginning of period	1,359	3,757
Cash and cash equivalents, end of period	$1,765	$931

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1	$53
Cash paid for interest	$871	$1,008

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

The Company accounts for stock-based compensation issued to employees using the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, presents disclosure of pro forma information required under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Stock and other equity instruments issued to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” and recorded at their fair value. Expenses associated with stock-based compensation are amortized on a straight-line basis over the vesting period of the individual award.

Had compensation cost for the Company's stock option plans been determined based on the fair value of such awards at the grant dates as prescribed by SFAS No. 123, stock-based compensation costs would have impacted net loss and loss per common share for the fiscal periods presented, as follows:

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share data)
__________________________________________________________________________________________________________

	For the three months ended,		For the nine months ended
	December 31,		December 31,
	2004	2003	2004	2003

Net loss, as reported	$(3,219)	$(2,168)	$(6,718)	$(9,894)

Add: Stock-based employee compensation expense included in reported net loss, net of tax	110	138	332	387

Deduct: Compensation expense based on fair value method, net of tax	(132)	(157)	(405)	(472)
Pro forma net loss	$(3,241)	$(2,187)	$(6,791)	$(9,979)

Reported net loss per share—basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.09)
Pro forma net loss per share—basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.09)

4.	Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R) ("SFAS No. 123(R)"), "Accounting for Stock-Based Compensation". SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro-forma disclosures of fair value were required. SFAS No. 123(R) shall be effective for nonpublic companies and small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company has historically provided pro forma disclosures reflecting the effects of such compensation costs on its results of operations and financial condition. See Note 3, Stock-Based Compensation. The Company is still evaluating the impact of the adoption of this standard.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS No. 151"), Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 will improve financial reporting by clarifying those abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) that should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The Company is currently evaluating the impact of adoption of SFAS No. 151 on its financial position and results of operations.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share data)
___________________________________________________________________________________________________________I

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

As of December 31, 2004, DiCon had cash and cash equivalents of $1.8 million. In addition, the Company has $14.6 million invested in certificates of deposit and other marketable securities that in conformity with the requirements of generally accepted accounting principles were classified as marketable securities held available for sale.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented below:
	For the three months ended,		For the nine months ended
	December 31,		December 31,
	2004	2003	2004	2003
Numerator:
Net loss	$(3,219)	$(2,168)	$(6,718)	$(9,894)

Denominator:
Basic and diluted weighted average shares	111,964	112,007	111,976	112,017

Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.06)	$(0.09)

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
__________________________________________________________________________________________________________

As a result of the losses incurred by the Company for the three months and the nine months ended December 31, 2004, weighted average options to purchase 4,499 and 4,640 shares of common stock were anti-dilutive and excluded from the net loss per share calculations. For the three months and the nine months ended December 31, 2003, weighted average options to purchase 4,910 and 4,760 shares of common stock were anti-dilutive and excluded from the net loss per share calculations.

7.	Marketable Securities

The value of the Company’s investments by major security type is as follows:

	Cost	Unrealized	Unrealized	Fair
		Gain	Losses	Value
December 31, 2004
Certificate of Deposit	$14,643	$-	$-	$14,643
March 31, 2004
Foreign Mutual Fund	$833	$17	$-	$850
Certificate of Deposit	19,400	-	-	19,400
Total	$20,233	$17	$-	$20,250

Debt securities include certificates of deposit with original maturities of greater than 90 days.

8.	Inventories

Inventories consist of the following as of December 31, 2004 and March 31, 2004:

	December 31,	March 31,
	2004	2004

Raw materials	$1,219	$1,813
Work-in-process	3,484	2,693
Total	$4,703	$4,506

During the nine months period ended December 31, 2004, DiCon wrote off approximately $0.9 million of obsolete inventory. During the fiscal year ended March 31, 2004, DiCon wrote off approximately $1.1 million of obsolete inventory and wrote down to fair value an additional $1.1 million of inventory.

9.	Property, Plant and Equipment, net

Property, plant and equipment consist of the following as of December 31, 2004 and March 31, 2004:

	December 31,	March 31,
	2004	2004
Land	$10,000	$10,000
Building and improvements	36,253	37,764
Machinery, equipment and fixtures	45,430	47,993
Property, plant and equipment	91,683	95,757
Less: Accumulated depreciation	(40,502)	(37,007)
Property, plant and equipment, net	$51,181	$58,750

Depreciation expense was $6,164 and $9,219 for the nine months ended December 31, 2004 and for the year ended March 31, 2004, respectively. In the nine months ended December31, 2004, the Company was in the process of consolidating its R&D projects to better align its business needs with existing operations and to provide more efficient use of its facilities. As a result, certain R&D projects were discontinued and it was determined that related support equipment had no alternative use within the Company. Accordingly the equipment was either abandoned or scrapped. The loss on the disposal of the fixed assets was $1,953 and $670 for the nine months ended December 31, 2004 and for the year ended March 31, 2004, respectively.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)_________________________________________________________________________________________________________

10.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of December 31, 2004 and March 31, 2004:
	December 31,	March 31,
	2004	2004

Accounts payable	$562	$1,053
Accrued payroll	470	900
Accrual for vacated properties	-	250
Accrued liabilities	1,258	711
	$2,290	$2,914

11.	Mortgage and Other Debt

The Company financed, in part, a new corporate campus by obtaining a construction loan from a bank of $27.0 million on August 24, 2000. In November 2001, the same bank refinanced the outstanding balance of the construction loan with a mortgage loan maturing on November 20, 2004, with an amortization schedule based on a 25-year loan. Interest on the mortgage loan is accrued at a variable interest rate based on changes in the lender’s prime rate as of the 20th of each month (5.0 percent at December 31, 2004). Principal and interest are payable monthly. During the year ended March 31, 2002, the Chairman, President and Chief Executive Officer of the institution with which the Company maintains the mortgage loan was appointed to the Company’s Board of Directors.

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

The Company was in compliance with the additional principal repayments requirement as of December 31, 2004. In addition, the Company voluntarily prepaid the first two $0.5 million equal installments during the quarter ended December 31, 2004. The balance of the mortgage loan as of December 31, 2004 was $21.5 million.

In April 2001, the Company obtained an equipment loan from a bank in the amount of $7.3 million. The loan was secured by specific pieces of equipment. The loan was voluntarily prepaid in full on October 12, 2004.

Global Fiberoptics maintained a line of credit in Taiwan backed by commercial paper issued by Global Fiberoptics for a maximum of 100 million New Taiwan Dollars (or approximately $3.2 million as of December 31, 2004). The interest rate is based on a rate set by the bank at the time funds are drawn. The line of credit will mature on January 28, 2005. Global Fiberoptics is currently negotiating the renewal of the line of credit. The outstanding balance of any commercial paper under this line of credit must be fully secured by either a cash deposit or bond fund certificate. As of December 31, 2004, there was no commercial paper outstanding.

Global Fiberoptics maintained its second line of credit of 80 million New Taiwan Dollars (or approximately $2.5 million as of December 31, 2004) from a Taiwan bank. The line of credit will mature on September 30, 2005. The interest rate is based on a rate set by the bank at the time funds are drawn. The amount drawn as of December 31, 2004 was 63.0 million New Taiwan Dollars (or approximately $2.0 million as of December 31, 2004) with an interest rate of 3.35%.

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

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
___________________________________________________________________________________________________________

Compensation expense related to the Company’s stock compensation plans and conversion of the Contingently Promised Units has been reflected in the Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended December 31, 2004 and 2003 as follows:

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2004	2003	2004	2003
Cost of goods sold	$11	$14	$33	$73
Selling, general and administrative expenses	37	48	113	251
Research and development expenses	78	100	238	531
	$126	$162	$384	$855

13.	Income Taxes

The Company had cummulative net operating loss carryforwards and tax credit carryforwards of approximately $46.0 million as of December 31, 2004.

The Company’s federal income tax returns for fiscal years ending in 2000 to 2003 are currently being examined by the Internal Revenue Service. The timing of the settlement of these examinations is uncertain. The Company recorded a provision of $281 for the tax assessments that may result. As of December 31, 2004, the Company's estimated related interest payment of $45 was included in accounts payable and accrued liabilities in the Unaudited Consolidated Balance Sheets. The Company believes that adequate amounts have been provided for any final tax assessment that may result.

The Company’s investment in its Taiwan subsidiary is essentially permanent in duration and undistributed foreign earnings on December 31, 2004 amounted to $7.2 million. The Company was granted a five-year tax holiday in Taiwan, which will expire in 2006. There is no plan to distribute these earnings to DiCon. If at some future date all or portions of these foreign earnings are distributed as dividends to DiCon, substantial additional taxes would be due. On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”), was signed into law. The Act creates a temporary incentive for U.S. companies to repatriate accumulated foreign earnings by providing a one-time deduction of 85% for certain dividends from controlled foreign corporations. The deduction is subject to certain limitations and numerous provisions of the Act contain uncertainties that require interpretation and evaluation. The Company has not accrued income taxes on the accumulated undistributed earnings of the Company’s Taiwan subsidiary, as these earnings are currently expected to be reinvested indefinitely.

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against certain deferred tax assets at December 31, 2004. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

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

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
___________________________________________________________________________________________________________

Changes in the Company’s warranty reserve during the nine months ended December 31, 2004 and 2003 were as follows:

	Nine months ended December 31,
	2004	2003
Beginning balance	$16	$56
Provision for warranty	72	95
Utilization of reserve	(53)	(131)
Ending balance	$35	$20

The Company moved to its new facilities in Richmond, California during the 2001 fiscal year. Accordingly, certain of the leased properties, primarily in the U.S., were no longer used for operating purposes and are available for sublease. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. The mutual settlement agreement and release for the last non-cancelable operating lease was executed on November 23, 2004, and the excessive estimate of the remaining costs of the lease, net of expected sublease income of $0.1 million, was adjusted as of December 31, 2004. Lease expense net of sublease income for the nine months ended December 31, 2004 and for the year ended March 31, 2004 was $97 and $82, respectively.

Global Fiberoptics owns a condominium interest in the building in Kaohsiung, Taiwan. This facility is located on a ground lease that extends through 2011. The ground lease may be renewed indefinitely, and there is no penalty for early cancellation, except for forfeiture of the owned facility.

As of December 31, 2004, DiCon’s future gross commitments under all leases was $0.1 million.

Global Fiberoptics maintained a line of credit in Taiwan backed by commercial paper issued by Global Fiberoptics for a maximum of 100 million New Taiwan Dollars (or approximately $3.2 million as of December 31, 2004). As of December 31, 2004, there was no commercial paper outstanding. The interest rate is based on a rate set by the bank at the time funds are drawn. The line of credit will mature on January 28, 2005. Global Fiberoptics is currently negotiating the renewal of the line of credit.

Global Fiberoptics maintained a second line of credit of 80 million New Taiwan Dollars (or approximately $2.5 million) from a Taiwan bank, of which 63.0 million New Taiwan Dollars (or approximately $2.0 million as of December 31, 2004) were drawn. These letters of credit primarily support workers’ compensation, merchandise import and payment obligations. The interest rate is based on a rate set by the bank at the time funds are drawn. The line of credit will mature on September 30, 2005.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Certain statements contained in this report on Form 10-QSB that are not purely historical are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding DiCon’s expectations, beliefs, anticipations, commitments, intentions and strategies regarding the future. Actual results could differ from those projected in any forward-looking statements. Factors that could contribute to such differences include, but are not limited to, those specific points discussed under “Risk Factors” in the Company’s 10-KSB/A-1.

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

DiCon operates from its owned 200,000 square feet facility in Richmond, California, which contains all of DiCon’s domestic manufacturing, R&D, sales and administration operations. DiCon has overseas manufacturing operations at its 88,000 square foot facility in Kaohsiung, Taiwan. Although DiCon owns a condominium interest in the building, it is located on a ground lease that extends through 2011. The ground lease may be renewed indefinitely, and there is no penalty for early cancellation, except for forfeiture of the owned facility.

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

DiCon’s cost of goods sold consists primarily of the cost of direct materials, labor and manufacturing overhead, scrap and rework associated with products sold, as well as production start up costs. As demand changes, DiCon attempts to manage its manufacturing capacity to meet demand for existing and new products; however, certain portions of its costs are fixed and as volumes decrease, these expenses are difficult to reduce proportionately, if at all. The Company assesses its inventory position on a monthly and quarterly basis with its then current forecasts. During the nine months ended December 31, 2004, DiCon wrote off approximately $0.9 million of obsolete inventory. During the fiscal year ended March 31, 2004, DiCon wrote off approximately $1.1 million of obsolete inventory and wrote down to fair value an additional $1.1 million of inventory.

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

Financial Results

Three Months Ended December 31, 2004 Compared with Three Months Ended December 31, 2003

Net Sales

Net sales increased by 19.8% to $6.7 million for the quarter ended December 31, 2004 from $5.6 million for the quarter ended December 31, 2003. The increase was primarily due to an increase in the demand for fiberoptic components and test equipment by telecommunications equipment vendors.

In the quarter ended December 31, 2004 and 2003, the Company recorded no revenue from cancellations of prior purchase agreements with customers.

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

Sales to different geographic areas may fluctuate from period to period depending on various factors such as new system development, purchase cycle and price. Net sales to customers outside North America represented 42% of total net sales for the quarter ended December 31, 2004, as compared to 58% for the quarter ended December 31, 2003.

As of December 31, 2004 and 2003, the Company experienced the following concentrations in sales to customers.

	Three months ended
	December 31,
	2004	2003

Percentage of revenue for 3 largest customers	51.7%	49.6%

No. of customers accounting for over 10% of net sales	3	3

Sales to DiCon’s leading customers vary significantly from year to year and DiCon does not have the ability to predict future sales to these customers.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased 6.0% to $4.9 million in the quarter ended December 31, 2004 from $4.6 million in the quarter ended December 31, 2003. Gross margin as a percentage of net sales was 27.5% in the quarter ended December 31, 2004, compared to 18.1% in the quarter ended December 31, 2003. The improvement in gross margin in the quarter ended December 31, 2004 is mainly due to expense and cost reductions. During the quarter ended December 31, 2004, DiCon wrote off a total of $0.4 million or 5.0% of total net sales as compared to the quarter ended December 31, 2003 that an approximately $0.2 million write down of obsolete inventory and inventory impairment, or 4.0% of total net sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense was $1.3 million in the quarter ended December 31, 2004 and 2003.

Research and Development Expenses

Research and development (“R&D”) expense was $1.3 million in the quarter ended December 31, 2004, compared to $1.5 million in the quarter ended December 31, 2003. DiCon believes that R&D is critical to strategic product development and expects to continue to devote significant resources to product R&D. Future expenditures are expected to fluctuate both in absolute dollars and as a percentage of revenue based on the need to invest in new R&D in order to remain competitive in this rapidly changing industry.

Loss on disposal of fixed assets

Loss on disposal of fixed assets was $1.9 million in the quarter ended December 31, 2004, compared to $0.4 million in the quarter ended December 31, 2003. In the quarter ended December 31, 2004, the Company was in the process of consolidating its R&D projects to better align its business needs with existing operations and to provide more efficient use of its facilities. As a result, certain R&D projects were discontinued and it was determined that related support equipment had no alternative use within the Company. Accordingly the equipment was either abandoned or scrapped, and a loss on the disposal of the fixed assets of $1.9 million was recorded in the third quarter ended December 31, 2005 in the Unaudited Condensed Consolidated Statements of Operations.

Other (Expense) Income

Other (expense) income for the quarters ended December 31, 2004 and 2003 are as follows:

	Three months ended
	December 31,
(in thousands)	2004	2003

Other (expense) income:
Interest expense	$(332)	$(322)
Interest income	89	109
Gain (losses) on currency exchange	(41)	42
Other (expense) income, net	59	38
	$(225)	$(133)

Interest expense primarily represents the costs of borrowing by DiCon for its mortgage loan on the Richmond, California, facility and its equipment loan. For the quarter ended December 31, 2004, the Company has accrued an interest payment of $45 for additional tax that may result from the examination of the Company’s federal income tax returns for fiscal years ending in 2000 to 2003.

Loss Before Income Tax

DiCon reported a net loss before income tax of $2.9 million for the current quarter compared to $2.2 million for the same quarter in the prior year. This is primarily due to the loss on disposal of fixed assets during the quarter ended December 31, 2004.

Income Tax (Expense) Benefit

The Company’s federal income tax returns for fiscal years ending in 2000 to 2003 are currently examined by the Internal Revenue Service. The timing of the settlement of these examinations is uncertain. The Company recorded a provision of $281 for the tax assessments that may result. As of December 31, 2004, the Company's estimated related interest payment of $45 was included in accounts payable and accrued liabilities in the Unaudited Consolidated Balance Sheets. The Company believes that adequate amounts have been provided for any tax final assessment that may result.

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against certain deferred tax assets at December 31, 2004. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

For the three months ended December 31, 2004, the effective tax rate was (9.6) % compared to (3.4)% for the same period in last year. The tax rate for each period is the result of the consolidation of the tax provisions for the US operations with that of the Taiwan operations of Global Fiberoptics, and can vary substantially from period to period depending on the relative performance of each operation. For the three months ended December 31, 2004, the Company recorded a provision for income taxes of $281 for the additional tax assessments that may result from the examination of federal income tax returns for fiscal years ending in 2000 to 2003.

Nine Months Ended December 31, 2004 Compared with nine Months Ended December 31, 2003

Net Sales

Net sales increased by 37.5% to $18.0 million for the nine months ended December 31, 2004 from $13.1 million for the nine months ended December 31, 2003. The increase was primarily due to an increase in the demand for fiberoptic components and test equipment by telecommunications equipment vendors.

For the nine months ended December 31, 2004, the Company recorded $0.15 million revenue from cancellations of prior purchase agreements with customers. For the nine months ended December 31, 2003, the Company recorded no revenue from cancellations of prior purchase agreements with customers.

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

Sales to different geographic areas may fluctuate from period to period depending on various factors such as new system development, purchase cycle and price. Net sales to customers outside North America represented 48% of total net sales for the nine months ended December 31, 2004, as compared to 53% for the nine months ended December 31, 2003, respectively.

As of December 31, 2004 and 2003, the Company experienced the following concentrations in sales to customers.

	Nine months ended
	December 31,
	2004	2003

Percentage of revenue for 3 largest customers	44.3%	40.4%

No. of customers accounting for over 10% of net sales	4	2

Sales to DiCon’s leading customers vary significantly from year to year and DiCon does not have the ability to predict future sales to these customers.

Cost of Goods Sold and Gross Margin

Costs of goods sold declined 4.4% to $13.1 million in the nine months ended December 31, 2004 from $13.7 million in the nine months ended December 31, 2003. Gross margin as a percentage of net sales was 27.0% in nine months ended December 31, 2004, compared to a negative 5.1% in the nine months ended December 31, 2003. The improvement in gross margin in the nine months ended December 31, 2004 is mainly due to expense and cost reductions. During the nine months ended December 31, 2004, DiCon wrote off a total of $0.9 million or 5.0% of total net sales as compared to the nine months ended December 31, 2003 that an approximately $1.1 million write down of obsolete inventory and inventory impairment, or 8.4% of total net sales.

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

Operating Expenses

Selling, General and Administrative Expenses

SG&A expense was $4.3 million for the nine months ended December 31, 2004, compared to $4.1 million for the nine months ended December 31, 2003. The increase in SG&A expenses primarily reflects unutilized Company surplus facility resources in Richmond due to increase in production volume in Global Fiberoptics in Taiwan.

Research and Development Expenses

R&D expense was $4.4 million for the nine months ended December 31, 2004, compared to $4.8 million for the nine months ended December 31, 2003. DiCon believes that R&D is critical to strategic product development and expects to continue to devote significant resources to product R&D. Future expenditures are expected to fluctuate both in absolute dollars and as a percentage of revenue based on the need to invest in new R&D in order to remain competitive in this rapidly changing industry.

Loss on disposal of fixed assets

Loss on disposal of fixed assets was $1.9 million for the nine months ended December 31, 2004, compared to $0.4 million for the nine months ended December 31, 2003. In the nine months ended December31, 2004, the Company was in the process of consolidating its R&D projects to better align its business needs with existing operations and to provide more efficient use of its facilities. As a result, certain R&D projects were discontinued and it was determined that related support equipment had no alternative use within the Company. Accordingly the equipment was either abandoned or scrapped, and a loss on the disposal of the fixed assets of $1.9 million was recorded in the nine months ended December 31, 2005 in the Unaudited Condensed Consolidated Statements of Operations.

Other (Expense) Income

Other (expense) income for the nine months ended December 31, 2004 and 2003 are as follows:

	Nine months ended
	December 31,
(in thousands)	2004	2003

Other (expense) income:
Interest expense	$(936)	$(1,016)
Interest income	261	302
Realized gain (losses) on sales of marketable securities	22	95
Gain (losses) on currency exchange	(125)	(141)
Other (expense) income, net	167	169
	$(611)	$(591)

Interest expense primarily represents the costs of borrowing by DiCon for its mortgage loan on the Richmond, California, facility and its equipment loan. For the nine months ended December 31, 2004, the Company has accrued an interest payment of $45 for additional tax that may result from the examination of the Company’s federal income tax returns for fiscal years ending in 2000 to 2003.

Loss Before Income Tax

The Company reported loss before income tax of $6.4 million for the nine months ended December 31, 2004 compared to $10.5 million for the same nine months in the prior year.

Income Tax (Expense) Benefit

The Company’s federal income tax returns for fiscal years ending in 2000 to 2003 are currently examined by the Internal Revenue Service. The timing of the settlement of these examinations is uncertain. The Company recorded a provision of $281 for the tax assessments that may result. As of December 31, 2004, the Company's estimated related interest payment of $45 was included in accounts payable and accrued liabilities in the Unaudited Consolidated Balance Sheets. The Company believes that adequate amounts have been provided for any final tax assessment that may result.

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against certain deferred tax assets at December 31, 2004. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

For the nine months ended December 31, 2004, the effective tax rate was (4.4) % compared to (6.2)% for the same period in last year. The tax rate for each period is the result of the consolidation of the tax provisions for the US operations with that of the Taiwan operations of Global Fiberoptics, and can vary substantially from period to period depending on the relative performance of each operation For the nine months ended December 31, 2004,the Company recorded a provision for income taxes of $281 for the additional tax assessments that may result from the examination of federal income tax returns for fiscal years ending in 2000 to 2003.

Liquidity and Capital Resources

As of December 31, 2004, DiCon had cash and cash equivalents of $1.8 million. In addition, the Company has $14.6 million invested in certificates of deposit and other marketable securities that in conformity with the requirements of generally accepted accounting principles were classified as marketable securities.

The net cash provided by operating activities of $0.9 million for the nine months ended December 31, 2004 resulted from non-cash adjustments of $9.3 million to the net loss of $6.7 million for the nine months ended December 31, 2004, a reduction of prepaid expenses and other current assets of 0.3 million, and an increase in income tax payable of $0.3 million. This cash inflow is partially offset by an increase of inventories of $1.0 million and accounts receivables of $0.8 million due to an increase in sales and a 0.4 million decrease in accounts payable. Net cash provided by operations for the nine months ended December 31, 2003 was $10.5 million. It was primarily attributable to an income tax refund of $15.3 million. These amounts were partially offset by an increase of inventories of $0.8 million and accounts receivables of $1.1 million due to an increase in sales and by a decrease in accounts payable and accrued liabilities of $0.7 million.

The increase in cash flows from investing activities for the nine months ended December 31, 2004 was primarily due to an increase in net proceeds of $5.6 million from the sale and purchase of marketable securities offset by $0.2 million in purchases of properties.

Cash used in investing activities of $13.5 million for the nine months ended December 31, 2003 was primarily the result of the efforts to increase earnings on working capital by investing in certificates of deposits with maturities in excess of 90 days and mutual funds of $14.9 million. All certificates mature in one year or less. Additionally, the Company sold approximately $1.2 million of marketable securities during the nine months ended December 31, 2003.

Cash used in financing activities increased to $6.0 million for the nine months ended December 31, 2004 from $0.1 million in the nine months ended December 31, 2003. This change is primarily attributable to the net increase of repayments of mortgages and other debt.

The Company financed, in part, a new corporate campus by obtaining a construction loan from a bank of $27.0 million on August 24, 2000. In November 2001, the same bank refinanced the outstanding balance of the construction loan with a mortgage loan maturing on November 20, 2004, with an amortization schedule based on a 25-year loan. Interest on the mortgage loan is accrued at a variable interest rate based on changes in the lender’s prime rate as of the 20th of each month (5.0 percent at December 31, 2004). Principal and interest are payable monthly. During the year ended March 31, 2002, the Chairman, President and Chief Executive Officer of the institution with which the Company maintains the mortgage loan was appointed to the Company’s Board of Directors.

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

The Company was in compliance with the additional principal repayments requirement as of December 31, 2004. In addition, the Company voluntarily prepaid the first two $0.5 million equal installments during the quarter ended December 31, 2004. The balance of the mortgage loan as of December 31, 2004 was $21.5 million.

In April 2001, the Company obtained an equipment loan from a bank in the amount of $7.3 million. The loan was secured by specific pieces of equipment. The loan was voluntarily prepaid in full on October 12, 2004.

Global Fiberoptics maintained a line of credit in Taiwan backed by commercial paper issued by Global Fiberoptics for a maximum of 100 million New Taiwan Dollars (or approximately $3.2 million as of December 31, 2004). The line of credit will mature on January 28, 2005. Global Fiberoptics is currently negotiating the renewal of the line of credit. The outstanding balance of any commercial paper under this line of credit must be fully secured by either a cash deposit or bond fund certificate. As of December 31, 2004, there was no commercial paper outstanding.

Global Fiberoptics maintained its second line of credit of 80 million New Taiwan Dollars (or approximately $2.5 million as of December 31, 2004) from a Taiwan bank. The line of credit will mature on September 30, 2005. The interest rate is based on a rate set by the bank at the time funds are drawn. The amount drawn as of December 31, 2004 was 63.0 million New Taiwan Dollars (or approximately $2.0 million as of December 31, 2004) with an interest rate of 3.35%.

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

Commitments and Off Balance Sheet Arrangements

The Company moved to its new facilities in Richmond, California during the 2001 fiscal year. Accordingly, certain of the leased properties, primarily in the U.S., were no longer used for operating purposes and are available for sublease. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. The mutual settlement agreement and release for the last non-cancelable operating lease was executed on November 23, 2004, and the excessive estimate of the remaining costs of the lease, net of expected sublease income of $0.1 million was adjusted as of December 31, 2004. Lease expense net of sublease income for the nine months ended December 31, 2004 and for the year ended March 31, 2004 was $97 and $82, respectively.

Global Fiberoptics owns a condominium interest in the building in Kaohsiung, Taiwan. This facility is located on a ground lease that extends through 2011. The ground lease may be renewed indefinitely, and there is no penalty for early cancellation, except for forfeiture of the owned facility.

As of December 31, 2004, DiCon’s future gross commitment under all leases was $0.1 million.

Global Fiberoptics maintained a line of credit in Taiwan backed by commercial paper issued by Global Fiberoptics for a maximum of 100 million New Taiwan Dollars (or approximately $3.2 million as of December 31, 2004). As of December 31, 2004, there was no commercial paper outstanding. The interest rate is based on a rate set by the bank at the time funds are drawn. The line of credit will mature on January 28, 2005. Global Fiberoptics is currently negotiating the renewal of the line of credit.

Global Fiberoptics maintained a second line of credit of 80 million New Taiwan Dollars (or approximately $2.5 million) from a Taiwan bank, of which 63.0 million New Taiwan Dollars (or approximately $2.0 million as of December 31, 2004) were drawn. These letters of credit primarily support workers’ compensation, merchandise import and payment obligations. The interest rate is based on a rate set by the bank at the time funds are drawn. The line of credit will mature on September 30, 2005.

Item 3. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures. The undersigned principal executive officer and principal financial officer of DiCon conclude that DiCon’s disclosure controls and procedures are effective as of December 31, 2004 based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15.

(b)  Changes in Internal Controls. There has been no change in DiCon’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, DiCon’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

DiCon is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities by Small Business Issuer.

None.

(b)	Purchases of Equity Securities by Small Business Issuer.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs (2)
October 1, 2004 through October 31, 2004	2,447	$0.96	--	--
November 1, 2004 through November 30, 2004	2,414	$0.96	--	--
December 1, 2004 through December 31, 2004	580	$0.96	--	--
Total	5,441	--	--	--

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

DICON FIBEROPTICS, INC.
(Registrant)

Date:	February 11, 2005	By:	/s/ Ho-Shang Lee
(Signature)

			Name:	Ho-Shang Lee, Ph.D.
			Title:	President and Chief Executive Officer (principal executive officer)

Date:	February 11, 2005	By:	/s/ Jannett Wang
(Signature)

			Name:	Jannett Wang
			Title:	Vice President of Administration (principal financial officer)

Exhibit Index

Exhibit No.	Description

31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certificate of Vice President of Administration pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certificate of Vice President of Administration pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.