Form 10KSB
period 2005-03-31
DICON FIBEROPTICS INC
filed 2005-06-28
CIK 1119012

UNITED STATES
SECURITIES AND EXCHANGE COMMISISSION
WASHINGTON, DC 20549

FORM 10-KSB
_________________________

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2005, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number 0-49939

_________________________

DICON FIBEROPTICS, INC.
(Name of Small Business Issuer in Its Charter)

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

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenue for its most recent fiscal year ended March 31, 2005, was $24,182,570.

The issuer’s common stock is not traded on any market and accordingly no aggregate market value for the stock held by non-affiliates can be computed.

The number of shares of the issuer’s common stock outstanding as of March 31, 2005, was 111,949,737.

DOCUMENTS INCORPORATED BY REFERENCE

None

____________________________________________________________________________________________________________

DICON FIBEROPTICS, INC.

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933 that involve risks and uncertainties. In some cases, forward-looking statements are identified by words such as “believe,”“anticipate,”“expect,”“intend,”“plan,”“will,”“may” and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. All of these forward-looking statements are based on information available to DiCon Fiberoptics, Inc. and subsidiary ( the “Company”) at this time, and the Company assumes no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in the sections titled “Risk Factors”, “Management’s Discussion and Analysis or Plan of Operation” and elsewhere. Please review and consider the various disclosures made by the Company in this report, and those detailed from time to time in the Company’s filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect the Company’s future results.

(a)	Introduction.

DiCon Fiberoptics, Inc. (“DiCon”) was incorporated in California in 1986. The Company designs and manufactures passive components, modules, Micro Electro-Mechanical Systems (“MEMS”) products, and test instruments for the fiberoptic communications industry. The Company conducts research, development, manufacturing, and marketing at its headquarters in Richmond, California. The Company, through Global Fiberoptics Inc. (“Global”), its wholly owned Taiwanese subsidiary formed in 1999, also operates a manufacturing and sales facility in Kaohsiung, Taiwan. The Company’s website address is http://www.diconfiber.com.

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

Demand for bandwidth,

Financial condition of the carriers,

Successful development of new smaller and cost-efficient optical networks,

Degree of industry rationalization across the optical networking hierarchy, and

Extent of penetration of competing technologies such as wireless communication.

4.	The Company and its Business.

Optical components are broadly divided into two categories: active and passive. Active components are used in optical networks to generate, amplify and convert an optical signal. Transmitters, amplifiers and receivers are active components. Passive components are used to guide, mix, filter, route, adjust and stabilize optical signals transmitted through an optical network without the need for power generation. The Company is a major OCM involved in the production of passive components and related value-added products, including optical network test and measurement devices, and cost effective modules and hybrids which combine several discrete components into an electronic operating unit. The Company’s business has no distinct seasonality.

Upon its formation in 1986, the Company developed and began marketing its first-generation mechanical switch and in 1990 produced a range of test and measurement devices based on that technology. In 1992, the Company started developing new dielectric thin-film-based components, which could multiplex and de-multiplex (aggregate and de-aggregate) optical signals onto an optical fiber.

Beginning in 1996, the Company used its innovative thin-film technology to manufacture a broad range of products such as low-loss Wavelength Division Multiplexers (“WDMs”) and De-multiplexers to combine and divide optical signals of different wavelengths; Gain Flattening Filters (“GFFs”) designed to equalize the energy content of different wavelengths (channels) ahead of optical amplifiers; and isolators used to ensure unidirectional flow of optical signals. The Company also leveraged its success in the application of the new thin-film technology to manufacture a series of advanced measurement and testing devices.

In 2000, the Company began production of modules and hybrids, which combined several components into cost-effective units. NEMs welcomed this new line of products as they faced increasing pressure from the carriers to achieve substantial capital and operating cost reduction. Recently introduced Tap/Isolator/Pump/Coupler, Reconfigurable Optical Add/Drop Multiplexer (“ROADM”), Variable Optical Attenuator (“VOA”) and MUX/DMUX are just a few examples of the Company’s value-added modular products that have gained wide acceptance by major NEMs.

The Company’s modular products also include its highly sophisticated MEMS switch, which the Company developed internally and began marketing in 2001. The Company’s current MEMS product line includes advanced products such as MEMS VOA, MEMS 1x2 and 1x4 switches as well as MEMS Tap/VOA and WDM/MEMS VOA hybrids.

The Company will continue to invest a significant portion of its research and development (“R&D”) spending in expanding MEMS technology. The Company is also investing in non-communications technology with substantial commercial application potential.

5.	Products.

The Company’s current line of products is broadly divided into two categories: WDMs and Switches. The WDM line includes Dense Wave Division Multiplexers (“DWDMs”), amplifier components, power splitting and monitoring devices and some integrated modules and hybrids. The Switch line includes MEMS products, motorized attenuators for path switching and power control, components and measurement instruments.

6.	Revenue Breakdown.

The Company’s revenue breakdown over the last three fiscal years (“FY”) has been as follows:

Product Line	FY Ended March 31, 2005	FY Ended March 31, 2004	FY Ended March 31, 2003
WDM	54%	56%	50%
Switch	46%	44%	50%

7.	Marketing and Distribution.

The Company’s marketing activities are conducted primarily by its sales force located at the corporate headquarters in Richmond, California. The Company focuses its direct sales efforts on major optical systems manufacturers worldwide. The Company also has sales account managers and field application engineers in Europe and Canada to provide more expedient service and support to its North American, Canadian and European customers. The Company markets its products in Asia through Global, located in Kaohsiung, Taiwan. The Company’s direct sales force works closely with each customer’s design group and in-house design engineers to resolve technical issues and provide dynamic design-in support.

8.	Customers.

In the year ended March 31, 2005, the Company had a broad customer base consisting of over 200 accounts, including major NEMs such as ALCATEL, Cisco Systems, Bookham Technology, Marconi, Nortel Networks and Tellabs. Despite the number of customers that the Company had, there are a limited number of very large customers that account for the majority of purchases in the industry worldwide. The Company’s three largest customers accounted for approximately 44.1% of revenue during the fiscal year ended March 31, 2005 compared to 45.7% of revenue during the fiscal year ended March 31, 2004.

9.	Back Orders and Payments Terms.

The Company’s back orders, which represent the aggregate of the sales price of orders received from customers but not yet recognized as revenue, were approximately $2.1 million and $2.3 million as of March 31, 2005 and 2004, respectively. Currently, the Company is quoting lead times of three to four weeks for delivery of most of its products. Back orders are subject to possible changes by customers related to quantities of ordered products, their specification and delivery dates. While the Company believes that its back orders are firm, there are certain circumstances under which orders may be cancelled by the customer. The Company also may elect to permit cancellation of orders without penalty where management believes it is in the Company’s best long-term interest to do so. Considering that the Company’s back orders are small in relation to its revenue, they are not expected to have a material impact on the Company’s future financial performance.

The Company does not provide extended payment terms to its customers and does not carry significant amounts of finished goods for its customers.

10.	Inventory.

The Company’s inventory consists mainly of raw material and work in process.

The Company assesses its inventory position on a monthly and quarterly basis based on its then current forecasts. The Company attempts to mitigate the impact of such corrections by maintaining close, proactive relationships with its major customers to obtain as much information about each customer’s needs as possible. For the year ended March 31, 2005, the Company wrote off approximately $1.3 million of excess and obsolete inventory. For the year ended March 31, 2004, the Company wrote off approximately $1.1 million of obsolete inventory and wrote down to fair value an additional $1.1 million of inventory.

11.	Sources and Availability of Raw Materials.

The Company has no critical raw materials available only from a single supplier.

12.	Research and Development.

Since its formation, the Company has been active in the development of new, commercially viable technologies. As of March 31, 2005, the Company had 28 patents granted in the United States. In order to achieve its position in the marketplace, the Company spends a substantial proportion of its financial resources on R&D. These expenditures are expensed as incurred. During the last three fiscal years, the Company’s R&D expenses were as follows:

	FY Ended March 31, 2005	FY Ended March 31, 2004	FY Ended March 31, 2003
Total Amount (000’s)	$5,658	$6,516	$13,178
Percentage of Net Sales	23.4%	34.9%	63.6%

Approximate 70% of the R&D expenses incurred were communication related projects.

13.	Competition.

The markets in which the Company sells its products are highly competitive. The Company’s overall competitive position depends on a number of factors, including:

Product features, specifications and reliability,

Strength of customer relationships,

Breadth of product lines,

Delivery times and manufacturing capacity,

Selling price, and

Timing of new product introduction.

The Company believes that its principal competitors are passive optical component manufacturers such as JDS Uniphase, Avanex (including the optical components business formerly owned by Corning) and Finisar, as well as the internal manufacturing divisions of some of its large customers.

14.	Employment.

As of March 31, 2005, DiCon had 165 employees in the US and Global had 170 employees in Taiwan.

15.	Financial Information by Geographic Areas.

The Company sold its products to customers within and outside the United States as indicated below:

Revenues (in 000’s)	FY Ended March 31, 2005	FY Ended March 31, 2004	FY Ended March 31, 2003
Within the US	$11,240	$7,583	$13,671
Outside the US	12,943	11,075	7,064

Total	$24,183	$18,658	$20,735

The majority of the Company’s long-lived assets are located in the United States. Long-lived assets consist primarily of long-term investment property, plant, and equipment, net of accumulated depreciation and deposits. The following represents the geographic location of long-lived assets:

Amounts (in 000’s)	March 31, 2005	March 31, 2004	March 31, 2003
Within the US	$40,525	$47,865	$56,532
Outside the US	7,981	10,949	12,278

Total	$48,506	$58,814	$68,810

16.	Protection of the Environment.

The Company’s compliance with federal, state and local provisions regulating the discharge of materials into the environment does not and is not expected to have a material effect on the Company’s capital expenditures, earnings and competitive position.

(c) Risk Factors.

Any investment in the Company’s common stock involves a high degree of risk. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that it currently considers immaterial may also adversely affect its business. The Company’s business condition, operations and prospects could be materially harmed by any of the following risks.

Risks Related to Fiberoptics Industry

The Company is currently experiencing operating losses, and the Company’s future return to profitability requires growth in the demand for fiberoptic networks and additional capital spending by the service providers.

The Company’s primary business is to manufacture and sell components used in optical networking equipment. The sale of optical networking equipment depends not only on consumer demand for access but also on service providers’ ability to raise capital required to pay for the networks. After a period of over expansion by the service providers, almost all of the service providers worldwide have substantially reduced capital expenditures to allow excess capacity to be absorbed by the continuing growth in traffic, and for the service providers to restore their financial strength. This has resulted in a severe and unprecedented decline in demand for optical components supplied by the Company and its competitors. The Company has incurred net losses over the past three years due to these market conditions. Limits to the continued growth of traffic on the networks or to the carriers’ ability to restore their financial strength may restrict the market for the Company’s components and for those of the Company’s competitors. Furthermore, the Company may not be able to reduce costs sufficiently at present levels of sales to return to profitability. If the market does not recover at some point in the future, the Company may not be able to return to profitability and may suffer material adverse effects on its business condition, operations and prospects.

The Company faces increasing competition in the fiberoptics markets that could adversely affect its revenues and gross margins, or cause it to lose market share.

Several of the Company’s larger customers also design and manufacture components similar to those the Company provides to them. It is possible that these customers will favor their own products over the Company’s for their internal needs or compete with the Company for sales to other customers.

In the past decade, strong demand for fiberoptics components by equipment manufacturers has encouraged a large number of new companies to compete with established components providers such as the Company. The entry of these new competitors was facilitated by the fundamental changes in technology needed to produce many components as the desired characteristics of the components evolve. Such new technologies can eliminate the technological advantages of incumbent suppliers. In addition, before the downturn, the enthusiasm of investors for manufacturers of optical equipment for communications facilitated the access of considerable funds to many start-ups, which allows them to set pricing below manufacturing costs to gain market share as they try to gain a foothold in the industry. As a result, today there is a severe over capacity in the industry to produce components. Also, as the Company continues to expand sales globally, it may see new competitors in different geographic regions, especially Asia. This competition could adversely impact the Company’s future revenues and gross margins.

The price of optical networking components declines steadily after their introduction. These decreases may cause a decline in the Company’s revenues and gross margins.

The optical networking equipment industry continues to experience declining average selling prices as a result of greater competition and a significant reduction in spending for infrastructure projects. The Company anticipates that average selling prices will continue to decrease in the future due to a number of factors, including competitive pricing pressures and rapid technological change. Unless the Company is able to reduce its costs, these decreases will contribute to a decline in the Company’s total revenues and gross margins, which would adversely affect its results of operations.

Risks Related to the Company’s Business

The Company faces challenges in remaining technologically competitive, hiring and managing qualified personnel, and planning for the future.

The continued competitiveness of the Company requires the successful design and manufacture of an ever increasing number of different components, either because new functions are sought or because the evolving specifications of existing components require changes in product design and manufacturing methods. Often these new products require the mastery of entirely new materials and processes as well as the integration of different types of technologies. While the Company remains a privately held corporation, many of its larger competitors are publicly traded and therefore may have greater access to capital to acquire new technologies and equipment. This may weaken the Company’s competitive position.

The Company’s need to develop innovative new products requires that the Company be able to attract and retain a sufficient number of specially qualified engineers and hire, train, and retain workers who are adept in various optical component manufacturing processes.

The Company faces other challenges in managing its business. These challenges include the effective management of manufacturing facilities both in the U.S. and Taiwan, successful design and timely introduction of new products to the market, strategic investments in research and development including material processing and engineering core technologies, expansion of sales to different geographical areas and acquiring new customers, and aggressively pursuing new “design-in” opportunities. Failure to meet these challenges in any single area may impact the Company’s future operating results.

The Company depends on a small number of large customers for a significant portion of its revenues. The loss of, or a significant reduction in, sales to these customers may adversely affect its revenues and operating results.

While the mix of these leading customers changes over time, the dominance of a few network equipment providers in their markets and The Company’s success in securing significant sales to them imply that an important fraction of the Company’s revenues will continue to come from a relatively small number of customers. Any further severe reduction in sales to one of these customers could adversely affect the Company’s revenues and cash flow.

Although the Company has not suffered material credit losses to date, it may do so in the future.

The telecommunications industry continues to undergo downsizing. These changes may result in a lack of liquidity or bankruptcy of some of the Company’s customers during this period of market adjustment. If one or more of these significant customers were to experience financial difficulties, or a significant number of smaller customers were to do so, revenues and operating activities of the Company would be adversely impacted.

The Company depends on key personnel to manage its business effectively in a rapidly changing market and if the Company is unable to retain these personnel, its ability to develop, manufacture and market its products could be harmed.

The Company’s future success depends on the continued services of its executive officers, particularly Dr. Ho-Shang Lee, and other key personnel. None of these employees are bound by an employment agreement for any specific term and these personnel may terminate their employment at any time. In addition, the Company does not maintain “key person” life insurance on any of its employees. Any loss of key personnel may adversely affect the Company’s operations.

Adverse resolution of litigation may harm the Company’s operating results or financial condition

Although the Company is investing in research and development activities for the development of future products, these products may never make it to commercial production. The Company may fail to commercialize new product lines, which would adversely affect its revenues and results of operations.

These future products may never make it to commercial production due to:

changes in customer demand,

technological developments that make these products less competitive,

evolving industry standards,

allocation of its limited resources to other products or technologies, or lack of sufficient funding.

If the Company incurs significant expenses developing products that it does not produce commercially, or if it selects the wrong products or technologies for commercial production, its revenues and results of operations, business conditions and prospects could be adversely affected.

Sales of the Company’s products are subject to cancellation or deferment.

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

The Company may have difficulty securing additional or adequate funds and loans for operating and capital needs.

The Company expects to finance its operations through current balances of liquid assets, internally generated funds, short or long-term borrowings from banks or other sources, potential additional equity issuances involving common or preferred stock, or a combination of these sources. The Company is currently unprofitable. Therefore, the Company cannot be sure that it will be able to secure funding from any of the above-referenced sources or, even if secured, that the proceeds will be sufficient to meet its operating and capital requirements. If adequate funds are not available, the Company may not be able to execute its business plans and its ability to compete effectively may be substantially diminished. This would have material adverse consequences to the Company and its shareholders.

Furthermore, incremental borrowings will subject the Company to additional risks, including the potential consequences of failing to make required payments or to comply with affirmative or negative covenants. Interest payments associated with any borrowings will reduce earnings and the amount of internally generated funds available for capital requirements.

Issuance of additional equity securities may result in dilution of existing stockholders’ interest in the Company. Issuance of any preferred class of equity may also give rise to additional risks comparable to those associated with borrowings as described above.

The Company’s headquarters in Richmond, California, was financed with a mortgage loan with a balloon payment due on October 20, 2007. The Company expects to refinance the mortgage loan at that time. It may not be possible to do so, especially if the Company continues to be unprofitable. If the Company cannot refinance the mortgage loan, it may suffer substantial economic loss or be forced to take dramatic measures to pay off the mortgage loan.

If the Company does not maintain acceptable manufacturing yields, product delivery schedules and product reliability, its operating results could suffer.

The manufacture of the Company’s products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Changes in the Company’s manufacturing processes or those of its suppliers could significantly reduce the Company’s manufacturing yields and increase product liability exposure. Because the majority of the Company’s manufacturing costs are relatively fixed, manufacturing yields are critical to the Company’s results of operations. Lower than expected production yields could delay product shipments and impact gross margins.

The Company’s products are complex and new products may take longer to develop than originally anticipated. If the Company does not introduce new products in a timely manner, it will not obtain incremental revenues from these products or be able to replace more mature products with declining revenues or gross margins.

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

The Company may incur costs and experience disruptions complying with environmental regulations.

The Company handles minor amounts of hazardous materials as part of its manufacturing activities. Although the Company believes that it has complied with all applicable environmental regulations in connection with its operations, it may be required to incur environmental remediation costs to comply with current or future environmental laws.

Risks Related to Intellectual Property

The Company may become involved in intellectual property disputes and litigation that could subject it to litigation, divert time and attention of its management and prevent it from selling its products, which could adversely affect its business and operating activities.

The Company may from time to time become involved in various lawsuits and legal proceedings concerning invasion of intellectual property, including patents. These disputes are protracted and expensive when they occur and their outcome is unpredictable. The Company intends to protect its intellectual property aggressively and from time to time it may file lawsuits against parties that it believes are infringing its intellectual property rights. Even if favorable results are obtained, any litigation that the Company initiates, or to which it is subject, could result in significant expenses for the Company and require significant involvement of its senior management. It may divert management's attention from its business and operations and could subject the Company to counterclaims. Litigation is subject to inherent uncertainties, and adverse results may negatively affect the Company’s operating results, financial condition or reputation.

It is possible, based in part on the size and sophistication of the Company’s competitors and the history of rapid technological advances in its industry, that several competitors may have patent applications in progress in the United States or in foreign countries that, if issued, could relate to the technologies or processes used in the Company’s products. If such patents were to be issued, the patent holders or licensees may assert infringement claims against the Company or claim that the Company has violated other intellectual property rights. In addition, the Company may have failed to discover existing domestic or international patents that could apply to its product design or manufacturing process. These claims and any resulting lawsuits, regardless of their merits, could be time consuming and expensive to resolve and would divert management time and attention. If the Company is unsuccessful in defending a lawsuit, it could be forced to do one or more of the following, any of which could adversely affect its business:

stop selling, incorporating or using its products that use the disputed intellectual property;

obtain from third parties a license to sell or use the disputed technology, which license may not be available on reasonable terms, or at all; or

redesign its products that use the disputed intellectual property.

The Company may not be able to protect its proprietary technology, which could adversely affect its ability to generate revenues.

The Company regards substantial elements of its technology as proprietary and attempts to protect these elements by relying on patent, trademark, service mark, copyright and trade secret laws. It cannot be certain that its pending patent applications will be approved, that any patents that may be issued will protect its intellectual property or that any issued patents will not be challenged by third parties. Other parties may independently develop similar or competing technology or design around patents that may be issued to the Company. Additionally, the Company cannot be certain that the steps it has taken will prevent the misappropriation of its intellectual property, particularly in foreign countries where the laws may not protect the Company’s proprietary rights as fully as in the United States. Such misappropriations could adversely affect the Company’s business and its ability to generate revenues.

Necessary licenses of third-party technology may not be available to the Company or may be very expensive, which could adversely affect the Company’s ability to develop, manufacture and sell new products or product enhancements.

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

Risks Related to the Company’s Common Stock

The Company may remain a private company, which could adversely affect the value of its common stock.

There is no public market for the Company’s common stock. Accordingly, shareholders should be prepared to hold their investment in a private company with no liquidity. Unless the Company becomes a publicly traded company at some future date, the marketability of its common stock is extremely limited and governed by the terms of the Buy-Sell Agreement.

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

The consolidated financial statements of the Company contain estimates associated with reserves and allowances that are based on management’s judgment at the time of preparation of the consolidated financial statements. These reserves and allowances could differ from those estimated by management based on actual results that could negatively impact the Company’s operating results in future periods. Accounts affected by these estimates include estimates for warranty reserves and allowances for bad debt.

The Company is controlled by certain shareholders who could delay or prevent a change in its corporate control.

Management and director shareholders beneficially own a majority of the outstanding shares of DiCon’s common stock. Accordingly, management has effective control of DiCon, with the ability to approve certain fundamental corporate transactions, including mergers, consolidations and sales of assets, public offerings and to elect a majority of its Board of Directors.

Item 2. Description of Property.

The Company purchased a vacant lot in Richmond, California, and built an approximately 200,000 square feet new corporate campus. The Company consolidated its US operations on this new campus during the 2001 fiscal year. Accordingly, certain of the leased properties were no longer used for operating purposes and were available for sublease. The last non-cancelable operating lease was terminated on November 23, 2004, and the amount in excess of the estimate of the remaining costs of the lease, net of expected sublease income of $0.1 million was adjusted.

Global owns a condominium interest in a building in Kaohsiung, Taiwan. This facility consists of two floors in a seven-story building. The facility is located in an industrial park on land leased from the Government of Taiwan. The existing 10-year land lease expires in 2011, and is renewable. The annual rental is 5% of the prorata share of the value of the land.

As of March 31, 2005, the Company’s future gross commitments under all leases were $0.1 million.

Item 3. Legal Proceedings.

In May 2005, Lucent Technologies Inc. (“Lucent”) filed an action against the Company in the United States District Court for the District of New Jersey. Lucent alleges that certain switches purchased by it under a contract with the Company entered into in 2000 were defective. The complaint asserts breach of contract and the implied duty of good faith and fair dealing by the Company and seeks damages, costs, expenses and other sums totaling in excess of $10 million. The Company intends to contest the case vigorously.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended March 31, 2005.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a)	Market Information.

There is no established public trading market for the Company’s common stock. In the absence of a public market, the fair value of the Company’s common stock is determined by the Company’s Board of Directors.

(b)	Holders.

There are approximately 348 holders of the Company’s common stock as of March 31, 2005.

(c)	Dividends.

The Company did not declare a dividend on its common stock during the fiscal years ended March 31, 2005, or 2004, or in any subsequent period for which financial information is required.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information

Plan category Equity Compensation Plans Approved by Shareholders (1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (shares)		(b) Weighted-average exercise price of outstanding options, warrants and rights ($)	(c) Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (shares)

Employee Stock Option Plan	4,332,088	(2)	$3.43	7,507,112	(2)
Employee Stock Purchase Plan	912,724	(3)	$2.73	1,987,421	(3)

(1)	The Company has no equity compensation plans that are not approved by shareholders.

(2)
The maximum number of shares that may be issued pursuant to options granted under the Employee Stock Option Plan is 11,840,000. As of March 31, 2005, 12,247,306 options were granted, 800 options were exercised and 7,914,418 options terminated under the Employee Stock Option Plan.

(3)
The maximum number of shares that may be issued under the Employee Stock Purchase Plan is 3,230,000 which includes shares issued pursuant to the Global Profit Distribution Sharing Plan Alternative. As of March 31, 2005, 1,242,579 shares were issued under the Employee Stock Purchase Plan and DiCon exercised the option to repurchase 329,855 shares upon employment termination.

(e) Purchases of Equity Securities by Small Business Issuer.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs (2)
January 1, 2005 through January 31, 2005	--	--
February 1, 2005 through February 28, 2005	2,097	$0.96	--	--
March 1, 2005 through March 31, 2005	9,365	$0.96	--	--
Total	11,462		--	--

(1)  All of the shares purchased were issued under the Employee Stock Purchase Program.

(2) DiCon does not have any publicly announced plans or programs for the purchase of shares.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Overview

The Company designs and manufactures passive optical components, modules and test instruments for current and next-generation optical communications markets. The Company designs and manufactures a broad portfolio of technically advanced products that filter, split, combine, attenuate, and route light in optical networks. The Company also sells products used for testing optical devices and systems. The Company’s products are based on its proprietary technologies, including thin-film coating, micro-optic design, optical element finishing, Micro Electro-Mechanical Systems (“MEMS”), advanced packaging and process automation. The Company was founded in 1986 and first became profitable in 1988. It remained profitable each fiscal year until the fiscal year ended March 31, 2002.

The Company operates from its owned 200,000 square feet facility in Richmond, California, which contains all of the Company’s domestic manufacturing, R&D, sales and administration operations. The Company has overseas manufacturing operations at its 88,000 square foot facility in Kaohsiung, Taiwan. Although the Company owns a condominium interest in the building, it is located on a ground lease that extends through 2011. The ground lease may be renewed indefinitely, and there is no penalty for early cancellation, except for forfeiture of the owned facility.

The Company’s communications products include Wavelength Division Multiplexers (“WDMs”), amplifier components, switches and attenuators, MEMS devices and modules. Its measurement products include variable attenuators, tunable filters, and test instruments for telecommunication applications. The Company markets and sells its products worldwide through its direct sales force, its subsidiary Global and through selected distributors.

The optical networking industry is rapidly changing and the volume and timing of orders are difficult to predict. Since the fourth quarter of 2000, the fiberoptics industry has gone through a significant period of consolidation following a dramatic curtailment of capital spending by most carriers faced with substantial excess bandwidth capacity and very high levels of corporate debt. The Company’s customers are manufacturers of telecommunications equipment. The Company believes its customers generally view the purchase of the Company’s products as a significant and strategic decision. As a result, customers typically commit substantial effort in evaluating the Company’s technology, and testing and qualifying its products and manufacturing processes. This customer evaluation and qualification process frequently results in a lengthy initial sales cycle of nine months or longer.

The Company’s cost of goods sold consists primarily of the cost of direct materials, labor and manufacturing overhead, scrap and rework associated with products sold, as well as production start up costs. As demand changes, the Company attempts to manage its manufacturing capacity to meet demand for existing and new products; however, certain portions of its costs are fixed and as volumes decrease, these expenses are difficult to reduce proportionately, if at all. The Company assesses its inventory position on a monthly and quarterly basis with its then current forecasts. During the fiscal year ended March 31, 2005, the Company wrote off approximately $1.3 million of obsolete inventory. During the fiscal year ended March 31, 2004, the Company wrote off approximately $1.1 million of obsolete inventory and wrote down to fair value an additional $1.1 million of inventory.

Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to consultants and outside service providers, material and equipment costs, and other expenses related to the design, development, testing and enhancement of the Company’s products. The Company expenses all of its research and development costs as incurred and does not capitalize any research and development expenditures except for equipment with a useful life longer than one year and useful for purposes other than the current research and development project. The Company believes that research and development is critical to strategic product development and expects to continue to devote significant resources to product research and development. The Company expects its research and development expenses to fluctuate both in absolute dollars and as a percentage of sales based on its perceived need for, and expected return from, its research and development efforts.

Selling, general and administrative expenses include salaries, benefits, commissions, product promotion and administrative expenses. The Company expects these expenses to continue to be substantial as the Company strives to sustain its market share in the fiberoptic component manufacturing business.

During the fiscal year 2005, the Company consolidated its R&D projects to better align its business needs with existing operations and to provide a more efficient use of its facilities. As a result, certain R&D projects were discontinued and it was determined that related support equipment had no alternative use within the Company. Accordingly the equipment was either abandoned or scrapped, and a loss on the disposal of fixed assets of $1.9 million was recorded in the year ended March 31, 2005 in the consolidated statements of operations and comprehensive loss. The Company incurred a $0.7 million loss on disposal of fixed assets for the year ended March 31, 2004.

Excess and idle equipment with a net book value of $796,000 had been written off in the year ended March 31, 2005.

Other income (expenses) consists primarily of interest income, offset by interest expense.

The Company has invested $0.5 million for a 5.45% minority interest in a private company in Taiwan engaged in the optical coating business. This investment is held for investment purposes and is accounted for on the cost basis of accounting. The investment value has been fully impaired as of March 31, 2004.

The Company maintains an Employee Stock Option Plan and an Employee Stock Purchase Plan as a means of motivating its employees to make a tangible contribution towards achieving its corporate objectives. In September 2002, DiCon suspended the sale of DiCon shares to employees under the Employee Stock Purchase Plan.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154 ("SFAS No. 154)"), “Accounting Changes and Error Corrections.” This statement replaces APB 20 and SFAS 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No.154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. Adoption of this statement is not expected to have a material impact on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro-forma disclosures of fair value were required. SFAS No. 123(R) shall be effective for nonpublic companies and small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company has historically provided pro forma disclosures reflecting the effects of such compensation costs on its results of operations and financial condition. See Note 3, Stock-Based Compensation. The Company is still evaluating the impact of the adoption of this standard.

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

Results of Operations

	Years Ended March 31,
	2005		2004
Consolidated Statement of Operations: (in thousands and as a percentage of net sales)	$ (000’s)%		$ (000’s)%

Net sales	$24,183	100.0%	$18,658	100.0%
Cost of goods sold	17,658	73.0%	18,710	100.3%
Gross profit (loss)	6,525	27.0%	(52)	(0.3%)
Selling, general and administrative expenses	6,333	26.2%	5,438	29.1%
Research and development expenses	5,658	23.4%	6,516	34.9%
Loss on disposal of fixed assets	1.935	8.0%	670	3.6%
Loss on write down of idle fixed assets	796	3.3%	-	0.0%
	14,722	60.9%	12,624	67.6%
Loss from operations	(8,197)	(33.9%)	(12,676)	(67.9%)
Other expense	(791)	(3.2%)	(1,333)	(7.2%)
Loss before income taxes	(8,988)	(37.1%)	(14,009)	(75.1%)
Income tax (expense) benefit	(287)	(1.2%)	1,983	10.6%
Net loss	$(9,275)	(38.3%)	$(12,026)	(64.5%)

* Loss on disposal of fixed assets previously grouped under other expenses has been reclassified to conform to current year presentation.

Financial Results

Net Sales

Net sales increased by 29.6% to $24.2 million for the fiscal year ended March 31, 2005 from $18.7 million for the fiscal year ended March 31, 2004. The increase was primarily due to an increase in the demand for fiberoptic components and test equipment by telecommunications equipment vendors.

For the fiscal year ended March 31, 2005, the Company recorded $0.3 million revenue from cancellations of prior purchase agreements with customers. For the fiscal year ended March 31, 2004, the Company recorded no revenue from cancellations of prior purchase agreements with customers.

The fiberoptic communications industry is characterized by dynamic technological changes. Specific products may have a relatively short product life, even though basic product designs may have a substantial life. Generally, customers expect prices to decline steadily. During the current period of significant excess capacity, the pressure to reduce average selling prices may be even greater. The Company seeks to offset this trend through aggressive programs to improve manufacturing yields and cost reductions. There is no certainty that these programs will be successful to offset the pricing pressure from customers in the future.

Sales to different geographic areas may fluctuate from period to period depending on various factors such as new system development, purchase cycle and price. Net sales to customers in the United States accounted for $11.2 million and $7.6 million of total net sales, or 46% and 41%, for the years ended March 31, 2005 and 2004, respectively.

Despite the fact that the Company had over 200 customers in the year ended March 31, 2005, there are a limited number of very large customers that account for the majority of purchases in the industry worldwide. As of and for the years ended March 31, the Company experienced the following concentrations with sales and accounts receivables.

	Years Ended March 31,
	2005	2004

Percentage of revenue for 3 largest customers	44.1%	45.7%

No. of customers accounting for over 10% of net sales	3	2

No. of customers accounting for more than 10% of accounts receivable balance	4	3

Sales to the Company’s leading customers vary significantly from year to year and the Company does not have the ability to predict future sales to these customers.

Cost of Goods Sold and Gross Margin

Costs of goods sold declined 5.6% to $17.7 million in the year ended March 31, 2005 from $18.7 million in the year ended March 31, 2004. Gross margin as a percentage of net sales was 27.0% in year ended March 31, 2005, compared to a negative 0.3% in the year ended March 31, 2004.

The improvement in gross margin in the year ended March 31, 2005 is mainly due to expense and cost reductions. For the year ended March 31, 2005, the Company wrote off approximately $1.3 million, or 5.4% of total net sales, of excess and obsolete inventory as compared to approximately $2.2 million in total, or 11.8% of total net sales, in the prior year. The gross loss in fiscal year ended March 31, 2004 was primarily attributable to a reduction in sales volume coupled with a continued decline in average selling price, a lower margin product mix due to lower sales of high margin components.

Gross margin can be affected by a number of factors, including product mix, customer mix, applications mix, product demand, pricing pressures, manufacturing constraints, higher costs resulting from new production facilities, and product yield. Considering these factors, gross margin fluctuations are difficult to predict and there can be no assurance that the Company will achieve or maintain gross margin percentages at historical levels in future periods.

Compensation expense, including the Company’s stock compensation plans has been reflected in the below referenced line items of the consolidated statement of operations and comprehensive loss for the years ended March 31, 2005 and 2004 as follows:

	Years Ended March 31,
(in thousands)	2005	2004

Cost of goods sold	$44	$79
Selling, general and administrative expenses	152	275
Research and development expenses	323	577
	$519	$931

Included in the amounts noted above is non-cash compensation expense totaling $442,000 and $481,000 for the years ended March 31, 2005 and 2004, respectively.

Operating Expenses

Selling, general and administrative.

Selling, general and administrative (“SG&A”) expense was $6.3 million in the fiscal year ended March 31, 2005, compared to $5.4 million in the fiscal year ended March 31, 2004. The increase in SG&A expenses primarily reflects unutilized Company surplus facility resources in Richmond due to increase in production volume in Global in Taiwan.

Research and development.

Research and development (“R&D”) expense was $5.7 million in the fiscal year ended March 31, 2005, compared to $6.5 million in fiscal year ended March 31, 2004. The decrease in R&D spending reflects the cost reductions resulting from the elimination of certain product development programs and workforce reductions. Future expenditures are expected to fluctuate both in absolute dollars and as a percentage of revenue based on the need to invest in new research and development in order to remain competitive in this rapidly changing industry.

Loss on disposal of fixed assets

During the fiscal year 2005, the Company consolidated its R&D projects to better align its business needs with existing operations and to provide more efficient use of its facilities. As a result, certain R&D projects were discontinued and it was determined that related support equipment had no alternative use within the Company. Accordingly the equipment was either abandoned or scrapped, and a loss on the disposal of fixed assets of $1.9 million was recorded in the year ended March 31, 2005 in the consolidated statements of operations and comprehensive loss. The Company incurred $0.7 million loss on disposal of fixed assets for the year ended March 31, 2004.

Loss on write down of idle fixed assets

Excess and idle equipment with a net book value of $796,000 had been written off in the year ended March 31, 2005.

Other (Expense) Income

Other (expense) income was expense of $0.8 million in the fiscal year ended March 31, 2005 and expense of $1.3 million in the fiscal year ended March 31, 2004 as follows:

	Years Ended March 31,
(in thousands)	2005	2004

Other (expense) income:
Realized gain (losses) on sales of marketable securities	$22	$114
Impairment of other long-term investments	-	(512)
Interest expense	(1,229)	(1,366)
Interest income	363	402
Other income (expense), net	53	29
	$(791)	$(1,333)

Interest expense primarily represents the costs of borrowing by the Company for its mortgage loan on the Richmond, California, facility and its equipment loan. In the fiscal year ended March 31, 2005, the Company has accrued an interest payment of $45,000 for additional tax that may result from the examination of the Company’s federal income tax returns for fiscal years ended in 2000 to 2003.

In the fiscal year ended March 31, 2005, the Company sold certain marketable equity securities for total proceeds of $0.9 million, resulting in a realized gain of $22,000. In the fiscal year ended March 31, 2004, the Company sold certain marketable equity securities for total proceeds of $2.3 million, resulting in a realized gain of $114,000.

In the fiscal year ended March 31, 2004, the Company recorded $0.5 million impairment of other long-term investments. When the decline in fair value is deemed to be other-than-temporary, the Company writes down the value of the investment to its fair value. The write-down in the fiscal year ended March 31, 2004 is related to the decline in fair value of the Company’s investment in a private company in Taiwan engaged in the optical coating business.

Loss on disposal of fixed assets has been reclassified to conform to current year presentation.

Income Tax (Expense) Benefit:

The Company recorded $0.3 million of income tax expense and $2.0 million of income tax benefit in the fiscal years ended March 31, 2005 and 2004, respectively.

During the fiscal year ended March 31, 2005, the Company’s federal income tax returns for fiscal years ended in 2000 to 2003 were being examined by the Internal Revenue Service. As a result of this review, certain tax credits previously claimed were considered to be excessive and therefore an additional tax assessment was required. In the fiscal year ended March 31, 2005, the Company paid $281,000 for the tax assessments that may result.

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against certain deferred tax assets as of March 31, 2005 and 2004. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

Liquidity and Capital Resources

As of March 31, 2005, the Company had cash and cash equivalents of $1.8 million. In addition, the Company has $14.7 million invested in certificates of deposit and other marketable securities that in conformity with the requirements of generally accepted accounting principles were classified as marketable securities.

The net cash provided by operating activities of $2.3 million for the year ended March 31, 2005 resulted from non-cash adjustments of $12.5 million to the net loss of $9.3 million for the year ended March 31, 2005, a reduction of prepaid expenses and other current assets of $0.3 million, and an increase in accounts payable and accrued liabilities of $0.5 million. This cash inflow is partially offset by an increase of inventories of $0.7 million and accounts receivables of $1.1 million due to an increase in sales.

Net cash provided by operations for the year ended March 31, 2004 was $10.0 million. It was primarily attributable to an income tax refund of $15.3 million. These amounts were partially offset by an increase of inventories of $1.6 million and accounts receivables of $1.0 million due to an increase in sales and by a decrease in accounts payable and accrued liabilities of $0.4 million. For the fiscal year ended March 31, 2003, the Company made a long-term investment of $0.5 million for a minority interest in a firm in Taiwan. The investment value was fully impaired in the fiscal year ended March 31, 2004.

The increase in cash flows from investing activities for the year ended March 31, 2005 was primarily due to an increase in net proceeds of $5.6 million from the sale and purchase of marketable securities partially offset by $0.2 million in purchases of property and equipment.

Cash used in investing activities of $9.2 million for the year ended March 31, 2004 was primarily the result of the efforts to increase earnings on working capital by investing in certificates of deposits with maturities in excess of 90 days and mutual funds of $14.1 million. All certificates mature in one year or less. Additionally, the Company sold approximately $4.8 million of marketable securities during the year ended March 31, 2004.

Cash used in financing activities increased to $7.3 million in the current fiscal year ended March 31, 2005 from $3.2 million in the fiscal year ended March 31, 2004. This change is primarily attributable to the net increase of repayments of mortgages and other debt.

The Company financed, in part, a new corporate campus by obtaining a construction loan from a bank of $27.0 million on August 24, 2000. In November 2001, the same bank refinanced the outstanding balance of the construction loan with a mortgage loan maturing on November 20, 2004, with an amortization schedule based on a 25-year loan. Interest on the mortgage loan is accrued at a variable interest rate based on changes in the lender’s prime rate as of the 20th of each month. Principal and interest are payable monthly. During the year ended March 31, 2002, the Chairman, President and Chief Executive Officer of the institution with which the Company maintains the mortgage loan was appointed to the Company’s Board of Directors.

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

The Company was in compliance with the additional principal repayments requirement as of March 31, 2005. In addition, the Company voluntarily prepaid the third $0.5 million equal installment to be due on July 1, 2005 during the year ended March 31, 2005. The balance of the mortgage loan as of March 31, 2005 was $20.9 million with an interest rate of 5.5%. Subsequent to March 31, 2005, the Company voluntarily prepaid four additional $0.5 million equal installments that were originally due on October 1, 2005, January 1, 2006, April 1, 2006 and July 1,2006 (see subsequent event on Note 18 of the consolidated financial statement).

In April 2001, the Company obtained an equipment loan from a bank in the amount of $7.3 million. The loan was secured by specific pieces of equipment. The loan was voluntarily prepaid in full on October 12, 2004.

Global maintains a line of credit in Taiwan backed by commercial paper issued by Global for a maximum of 50 million New Taiwan Dollars (or approximately $1.6 million as of March 31, 2005). The interest rate is based on a rate set by the bank at the time funds are drawn. The line of credit will mature on April 7, 2006. The outstanding balance of any commercial paper under this line of credit must be fully secured by either a cash deposit or bond fund certificate. As of March 31, 2005, there was no commercial paper outstanding.

Global maintains its second line of credit of 80 million New Taiwan Dollars (or approximately $2.5 million as of March 31, 2005) from a Taiwan bank. The line of credit will mature on September 30, 2005. The interest rate is based on a rate set by the bank at the time funds are drawn. The amount drawn as of March 31, 2005 was 41.0 million New Taiwan Dollars (or approximately $1.3 million as of March 31, 2005) with an interest rate of 3.35%.

The maturities of mortgage and other debt outstanding as of March 31, 2005 are summarized as follows:

Year Ending March 31,	Line of Credit	Mortgage Loan	Total
(in thousands)
2006	$1,300	$1,385	$2,685
2007	-	1,494	1,494
2008	-	18,034	18,034

Total	$1,300	$20,913	$22,213

The Company believes its current cash and cash equivalents and marketable securities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. There remains some possibility that the Company may need to raise additional capital. For instance, it might need additional capital in order to refinance the mortgage loan, finance unanticipated growth or to invest in new technology. There can be no certainty that the Company would be successful in raising the required capital or in raising capital at acceptable rates.

Interest Rate Sensitivity and Market Risk

The Company maintains its cash and cash equivalents primarily in money market funds or other short-term investments. The Company does not have any derivative financial instruments as of March 31, 2005. Accordingly, it does not believe that its investments have material exposure to interest rate risk.

Because its loans are variable rate, the Company is subject to interest rate risk for these liabilities. A 1% change in the prime rate would result in a change in interest expense of approximately $0.2 million per year at the maximum level of loan commitments the Company has secured.

The book value of the Company’s debt approximates fair value due to the short-term maturities and/or variable interest rates of the debt.

Market Risk

The Company has limited investments in marketable equity securities. As of March 31, 2005, the Company had no investments in marketable equity securities. As of March 31, 2004, the Company had marketable equity securities with an original cost of approximately $0.8 million that had an unrealized gain of $17,000.

The Company invests its funds in excess of short-term working capital in certificates of deposit and investment funds. These investments are placed in different financial institutions to minimize market risk. Some of these investments are subject to market risks as interest rates change.

Exchange Rate Sensitivity

The Company’s international business is subject to normal international business risks including, but not limited to, different economic conditions, changes in political climate, different tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely affected by changes in these or other factors.

The Company generates a portion of its sales from sales to customers located outside the United States and from sales by its foreign subsidiary in Asia. International sales are typically denominated in U.S. dollars.

The Company’s foreign subsidiary incurs most of its expenses in New Taiwan Dollars, and therefore it uses New Taiwan Dollars as its functional currency. Accordingly, the Company has material exposure to foreign currency fluctuations between the U.S. Dollar and the New Taiwan Dollar for (1) sales to its subsidiary, (2) purchases from its subsidiary, and (3) revaluation of monetary assets held by its subsidiary. The Company did not use derivatives for trading purposes for the fiscal years ended March 31, 2005 and 2004. The accumulated currency translation losses resulting from the translation of the financial position of Global were $0.5 million as of March 31, 2005 compared to a loss of $1.1 million as for the fiscal year ended March 31, 2004.

The Company considers its investment in its Taiwanese subsidiary to be essentially permanent in duration. At March 21, 2005, the undistributed foreign earnings amounted to approximately $5.1 million. There is no intention to distribute these earnings to DiCon. If at some future date all or a portion of these foreign earnings are distributed as dividends to DiCon, substantial additional taxes would be due.

Item 7. Financial Statements.

Report of independent registered public accounting firm

To the Board of Directors and Shareholders
Dicon Fiberoptics, Inc.

We have audited the accompanying consolidated balance sheet of Dicon Fiberoptics, Inc. and its subsidiary as of March 31, 2005, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed at Item 7. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit. We did not audit the financial statements of Global Fiberoptics, Inc., a wholly-owned subsidiary, which statements reflect total assets and revenues constituting 26 percent and 1 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Global Fiberoptics, Inc., is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dicon Fiberoptics, Inc. and its subsidiary as of March 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Burr, Pilger & Mayer LLP
San Francisco, California
May 11, 2005, except as
to Note 18, which is as of
June 13, 2005

Report of independent registered public accounting firm

To the Board of Directors and Shareholders
DiCon Fiberoptics Inc.

We have audited the accompanying balance sheets of Global Fiberoptics, Inc. as of March 31, 2005, and the related statements of operations, shareholder’s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Fiberoptics, Inc. as of March 31, 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers
Kaohsiung, Taiwan
May 11, 2005

Report of independent registered public accounting firm

To the Board of Directors and Shareholders
of DiCon Fiberoptics Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DiCon Fiberoptics Inc. and its subsidiary at March 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index  present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Francisco, California
June 30, 2004

DiCon Fiberoptics, Inc. and Subsidiary Consolidated Balance Sheets (in thousands)

	March 31,	March 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$1,784	$1,359
Marketable securities	14,677	20,250
Accounts receivable, net of allowance of $180 and $78, respectively	4,104	3,155
Inventories	3,998	4,506
Interest receivables and prepaid expenses	232	521
Income tax receivable	-	16
Total current assets	24,795	29,807

Property, plant and equipment, net	48,465	58,750
Other assets	41	64

Total assets	$73,301	$88,621

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,110	$2,914
Advances received from customers	3,594	3,549
Mortgage and other debt	2,685	6,059
Deferred compensation payable	-	120
Total current liabilities	9,389	12,642

Mortgage and other debt, net of current portion	19,528	23,310
Total liabilities	28,917	35,952

Commitments (Note 17)

Shareholders' equity:
Common stock: no par value; 200,000 shares authorized; 111,950 and 111,992 shares issued and outstanding at March 31, 2005 and 2004, respectively	22,238	22,279
Additional paid-in capital	13,285	13,217
Deferred compensation	(176)	(550)
Retained earnings	9,537	18,812
Accumulated other comprehensive loss	(500)	(1,089)
Total shareholders' equity	44,384	52,669

Total liabilities and shareholders' equity	$73,301	$88,621

The accompanying notes are an integral part of these consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary Consolidated Statements of Operations and Comprehensive Loss (in thousands, except per share data)

	Years Ended March 31,
	2005	2004	2003

Net sales	$24,183	$18,658	$20,735

Cost of goods sold	17,658	18,710	24,313

Gross profit (loss)	6,525	(52)	(3,578)

Selling, general and administrative expenses	6,333	5,438	9,217
Research and development expenses	5,658	6,516	13,178
Loss on disposal of fixed assets	1,935	670	930
Loss on write down of idle fixed assets	796	-	-
	14,722	12,624	23,325

Loss from operations	(8,197)	(12,676)	(26,903)

Other (expense) income:
Realized gains (losses) on sales of marketable securities	22	114	(616)
Impairment of other long-term investments	-	(512)	-
Interest expense	(1,229)	(1,366)	(3,445)
Interest income	363	402	468
Other income, net	53	29	1,131

Loss before income taxes	(8,988)	(14,009)	(29,365)

Income tax (expense) benefit	(287)	1,983	6,178

Net loss	$(9,275)	$(12,026)	$(23,187)

Other comprehensive income (loss):
Foreign currency translation adjustment	606	999	165
Unrealized holding (losses) gains on marketable securities arising during the period, net of realized (losses) gains included in net loss	(17)	(64)	183

Comprehensive loss	$(8,686)	$(11,091)	$(22,839)

Net loss per share - basic and diluted	$(0.08)	$(0.11)	$(0.21)

Average shares used in computing net loss per share - basic and diluted	111,972	112,014	111,068

The accompanying notes are an integral part of these consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary Consolidated Statements of Changes in Shareholders’ Equity (in thousands )

	Common Stock		Additional	Deferred	Retained	Accumulated Other Comprehensive
	Shares	Amount	Paid-In Capital	Compensation	Earnings	Loss	Total

Balance, March 31, 2002	108,842	$12,786	$13,438	$(1,659)	$54,025	$(2,372)	$76,218

Issuance of common stock pursuant to stock option and stock purchase plans, net of repurchases	462	950	-	-	-	-	950

Issuance of common stock in connection with private placement	2,736	8,597	-	-	-	-	8,597

Reversal of deferred compensation due to employee terminations prior to vesting	-	-	(239)	239	-	-	-

Amortization of deferred compensation	-	-	-	450	-	-	450

Unrealized gains (losses) on securities available for sale, net of realized gains (losses) included in net income loss	-	-	-	-	-	183	183

Foreign currency translation adjustment	-	-	-	-	-	165	165

Net loss	-	-	-	-	(23,187)	-	(23,187)
Balance, March 31, 2003	112,040	22,333	13,199	(970)	30,838	(2,024)	63,376

Repurchases of common stock pursuant to stock option and stock purchase plans	(48)	(54)	-	-	-	-	(54)

Issuance of stock options	-	-	161	(154)	-	-	7

Reversal of deferred compensation due to employee terminations prior to vesting	-	-	(143)	143	-	-	-

Amortization of deferred compensation	-	-	-	431	-	-	431

Unrealized gain (loss) on securities available for sale, net of realized gains(losses) included in net loss	-	-	-	-	-	(64)	(64)

Foreign currency translation adjustment	-	-	-	-	-	999	999

Net loss	-	-	-	-	(12,026)	-	(12,026)
Balance, March 31, 2004	111,992	22,279	13,217	(550)	18,812	(1,089)	52,669

Repurchases of common stock pursuant to stock option and stock purchase plans	(42)	(41)	-	-	-	-	(41)

Issuance of stock options	-	-	68	(68)	-	-	-

Amortization of deferred compensation	-	-	-	442	-	-	442

Unrealized gain (loss) on securities available for sale, net of realized gains(losses) included in net loss	-	-	-	-	-	(17)	(17)

Foreign currency translation adjustment	-	-	-	-	-	606	606

Net loss	-	-	-	-	(9,275)	-	(9,275)

Balance, March 31, 2005	111,950	$22,238	$13,285	$(176)	$9,537	$(500)	$44,384

The accompanying notes are an integral part of these consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary Consolidated Statements of Cash Flows (in thousands )
	Years Ended March 31,
	2005	2004	2003

Cash flows from operating activities:
Net loss	$(9,275)	$(12,026)	$(23,187)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	8,090	9,219	10,245
Deferred incomes taxes	-	(1,983)	9,282
Write down excess and obsolete inventories	1,278	1,078	4,081
Write down idle fixed assets	796	-	-
Provision for bad debt	102	1	(365)
Loss on disposal of fixed assets	1,935	670	930
Provision for estimated losses due to vacated properties, net of sublease income	(120)	1	(80)
Impairment of other long-term investments	-	512	-
Realized (gain) loss on available-for-sale marketable securities	(22)	(114)	616
Interest accretion on deferred compensation liability	-	8	1,942
Stock compensation expense	442	574	450
Changes in assets and liabilities:
Accounts receivable	(1,051)	(954)	3,436
Inventories	(654)	(1,602)	(1,350)
Prepaid expenses and other current assets	290	(123)	3,591
Income tax receivable	16	15,269	(6,355)
Other assets	22	43	98
Accounts payable and accrued liabilities	522	(417)	(3,757)
Income taxes payable	-	(53)	(1,300)
Deferred compensation payable	(120)	(93)	(13,395)
Net cash provided by (used in) operating activities	2,251	10,010	(15,118)

Cash flows from investing activities:
Purchases of marketable securities	(14,752)	(14,133)	(13,174)
Sales of marketable securities	20,333	4,827	15,641
Investment in joint venture and long-term investment	-	-	(506)
Sales of property, plant and equipment	47	214	645
Purchases of property and equipment	(218)	(82)	(1,622)
Net cash provided by (used in) investing activities	5,410	(9,174)	984

Cash flows from financing activities:
Borrowings under mortgages and other debt	3,387	4,123	797
Repayment of mortgages and other debt	(10,600)	(7,307)	(2,652)
Proceeds from issuance of common stock, net of repurchases	(41)	(54)	9,547
Net cash provided by (used in) financing activities	(7,254)	(3,238)	7,692

Effect of exchange rate changes on cash and cash equivalents	18	4	29

Net change in cash and cash equivalents	425	(2,398)	(6,413)
Cash and cash equivalents, beginning of year	1,359	3,757	10,170
Cash and cash equivalents, end of year	$1,784	$1,359	$3,757

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,167	$1,325	$1,561
Cash paid for income taxes	$282	$54	$817

The accompanying notes are an integral part of these consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Consolidated Financial Statements (in thousands )

1. Nature of Operations

The business of DiCon Fiberoptics, Inc. and Subsidiary (the “Company”) is developing, manufacturing and marketing optical components, modules, and test instruments for optical communications markets. DiCon Fiberoptics, Inc. (“DiCon”), is incorporated in California. The Company has a domestic manufacturing facility and headquarters in California. The Company, through Global Fiberoptics Inc. (“Global”), its wholly owned Taiwanese subsidiary, formed in December 1999, also operates a manufacturing and sales facility in Kaohsiung, Taiwan, and conducts manufacturing and Asian marketing, and sales activities there.

2.	Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of DiCon and Global, which is more than 99 percent owned and controlled by DiCon. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Translation adjustment

The functional currency for the Company’s operations in Taiwan is the New Taiwan dollar. For those operations, assets and liabilities are translated into United States dollars using period-end exchange rates. The income and expense accounts are translated at average monthly exchange rates. Net changes resulting from such translations are recorded as a component of other comprehensive loss.

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

Other long-term investments

Long-term investments are accounted for at historical cost and are subject to a periodic impairment review; however, for non-marketable equity securities classified under the other long-term investments of the Company, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators the Company uses to identify those events and circumstances include the investment’s revenue and earnings trends relative to predefined milestones and overall business prospects; the technological feasibility of the investment’s products and technologies; the general market conditions in the investment’s industry; and the investment’s liquidity, debt ratios and the rate at which the investment is using cash. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case the investment is written down to its impaired value. When an investment is not considered viable from a financial or technological point of view, the entire investment is written down, since the estimated fair market value is considered to be nominal. Impairment of non-marketable equity securities is recorded in impairment of other long-term investments in the consolidated statements of operations and comprehensive loss.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk comprise cash and cash equivalents, marketable securities and trade accounts receivable. Cash and cash equivalents, primarily composed of investments in money market funds, are maintained with high quality financial institutions and the composition and maturities are regularly monitored by management. The Company’s cash and cash equivalents are maintained at multiple financial institutions.

Despite the fact that the Company had over 200 customers in the year ended March 31, 2005, there are a limited number of very large customers that account for the majority of purchases in the industry worldwide. The Company performs ongoing credit evaluations on these customers. Allowances for doubtful accounts for estimated losses are maintained resulting from the inability or unwillingness of customers to make required payments.

As of and for the years ended March 31, 2005, 2004 and 2003, the Company experienced the following concentrations associated with sales and accounts receivable:

	Years Ended March 31,
	2005	2004	2003

Percentage of revenue for 3 largest customers	44.1%	45.7%	33.4%
No. of customers accounting for over 10% of net sales	3	2	1
No. of customers accounting for more than 10% of accounts receivables balance	4	3	2

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Consolidated Financial Statements (in thousands )

Fair value of financial instruments

The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued liabilities, mortgage and other debt approximate fair value because of their short maturities and/or variable interest rates. Marketable securities are reported at their fair market value based on quoted market prices.

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

The Company evaluates the recoverability of the net carrying value of its property; plant and equipment whenever events or changes in circumstances indicate impairment may exist, by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would then be the difference between the carrying amounts and the fair value of these assets. A loss on impairment would be recognized by a charge to earnings.

Deferred taxes

Deferred income tax assets and liabilities represent the expected future tax consequences attributable to temporary differences between corresponding amounts stated on the consolidated balance sheets and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are recognized as necessary to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Revenue recognition

The Company derives its revenue from the sale of fiberoptic networking components. Revenue from product sales is recognized upon shipment of the product, provided that persuasive evidence of an arrangement exists, delivery has occurred and no significant obligations remain, the fee is fixed or determinable and collectibility is reasonably assured. Sales to distributors do not include the right to return or exchange products or price protection. Provisions for returns and allowances are recorded at the time revenue is recognized based on the Company’s historical experience. The Company provides for the estimated cost to repair products under warranty at the time of sale (see Note 17).

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

Derivative financial instruments and hedging activities

Statement of Financial Accounting Standards No. 133 ("SFAS No. 133")SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value, with the impact of any change in market value charged against earnings in the corresponding period or as a component of other comprehensive income (loss), depending on the type of hedging relationships that exists.

The Company manufactures products in the United States and in Taiwan, and all sales through March 31, 2005 to customers have been made in U.S. Dollars. Transactions between the Company’s Taiwan subsidiary, Global, and its U.S. operations are denominated in U.S. Dollars. The functional currency of its Taiwan subsidiary is the New Taiwan Dollar. As a result, the Company has material exposure to foreign currency fluctuations between the U.S. Dollar and the New Taiwan Dollar for (1) sales to its subsidiary, (2) purchases from its subsidiary, and (3) revaluation of monetary assets held by its subsidiary. In addition, a portion of the Company’s international revenues and expenses may be denominated in other foreign currencies in the future. In order to mitigate the Company’s exposure to foreign currency exchange risks, the Company has entered into a number of foreign currency forward contracts and options in the fiscal year ended March 31, 2003. Gains or losses on these contracts are recognized as other income (expense) and have not been significant. The Company did not use derivatives for trading purposes for the fiscal years ended March 31, 2005 and 2004.

Reclassification

Certain prior year balances have been reclassified to conform to current year presentation. These reclassifications had no impact on previously reported total assets, shareholders’ equity or net loss.

3. Stock-based compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, presents disclosure of pro forma information required under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Stock and other equity instruments issued to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” and recorded at their fair value. Expenses associated with stock-based compensation is amortized on a straight line basis over the vesting period of the individual award.

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Consolidated Financial Statements (in thousands, except per share data )

The fair value of each grant was estimated using the minimum value method, in accordance with SFAS No. 123, with the following assumptions for the fiscal years ended March 31:

	Years Ended March 31,
	2005	2004	2003

Expected life (in years)	5	5	4
Risk-free interest rate	2.20%-3.74%	0.95%-3.33%	2.0% to 4.24%
Volatility	0.00%	0.00%	0.00%
Dividend yield	0.00%	0.00%	0.00%

Estimated weighted average fair value of options at the date of grant	$ 0.22	$ 0.28	$ 0.51

Had compensation cost for the Company's stock option plans been determined based on the fair value of such awards at the grant dates as prescribed by SFAS No. 123, stock-based compensation costs would have impacted net loss and loss per common share for the fiscal years ended March 31, as follows:

	Years Ended March 31,
	2005	2004	2003

Net loss, as reported	$(9,275)	$(12,026)	$(23,187)

Add: Stock-based employee compensation expense included in reported net loss, net of tax	442	481	441

Deduct: Compensation expense based on fair value method, net of tax	(536)	(1,174)	(1,313)

Pro forma net loss	$(9,369)	$(12,719)	$(24,059)

Loss per share:
Basic and diluted - as reported	$(0.08)	$(0.11)	$(0.21)
Basic and diluted - pro forma	$(0.08)	$(0.11)	$(0.22)

Weighted average shares outstanding:
Basic and diluted	111,972	112,014	111,068

No tax effects were included in the determination of pro forma net loss because the deferred tax asset resulting from stock-based employee compensation would be offset by an additional valuation allowance for deferred tax assets.

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Consolidated Financial Statements (in thousands )

4. Recent accounting pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154 ("SFAS No.154"), “Accounting Changes and Error Corrections.” This statement replaces APB 20 and SFAS 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No.154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. Adoption of this statement is not expected to have a material impact on its financial position and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) ("SFAS No. 123(R)"), "Accounting for Stock-Based Compensation". SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro-forma disclosures of fair value were required. SFAS No. 123(R) shall be effective for nonpublic companies and small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company has historically provided pro forma disclosures reflecting the effects of such compensation costs on its results of operations and financial condition. See Note 3, Stock-Based Compensation. The Company is still evaluating the impact of the adoption of this standard.

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

5. Net loss per share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented below:

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Consolidated Financial Statements (in thousands, except per share data)

	Years Ended March 31,
	2005	2004	2003
Numerator:
Net loss	$(9,275)	$(12,026)	$(23,187)
Denominator:
Basic and diluted weighted average shares	111,972	112,014	111,068
Net loss per share:
Basic and diluted	$(0.08)	$(0.11)	$(0.21)

As a result of the losses incurred by the Company for the years ended March 31, 2005, 2004 and 2003, weighted average options to purchase 4,583, 4,841 and 8,228 shares of common stock were anti-dilutive and excluded from the net loss per share calculations, respectively.

6. Liquidity

As of March 31, 2005, the Company had cash and cash equivalents of $1.8 million. In addition, in conformity with the requirements of generally accepted accounting principles, $14.7 million was invested in certificates of deposit and other marketable securities that were classified as marketable securities. The Company invests cash in excess of short-term needs in these investments to attempt to improve yields on its total investment portfolio.

The Company believes its current cash and cash equivalents and marketable securities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. There remains some possibility that DiCon may need to raise additional capital. For instance, it might need additional capital in order to refinance its loans, finance unanticipated growth or to invest in new technology. There can be no certainty that the Company would be successful in raising the required capital or in raising capital at acceptable rates.

7. Marketable Securities

The value of the Company’s investments by major security type is as follows:

		Unrealized	Unrealized	Aggregate Fair
	Cost	Gains	Losses	Value
March 31, 2005
Certificate of Deposit	$14,677	$-	$-	$14,677
March 31, 2004
Foreign Mutual Fund	$833	$17	$-	$850
Certificate of Deposit	19,400	-	-	19,400
Total	$20,233	$17	$-	$20,250

Debt securities include certificates of deposit with original maturities of greater than 90 days.

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Consolidated Financial Statements (in thousands )

8.	Inventories

Inventories consist of the following as of March 31, 2005 and 2004:

	March 31,	March 31,
	2005	2004

Raw materials	$1,177	$1,813
Work-in-process	2,821	2,693
Total	$3,998	$4,506

During the fiscal year ended March 31, 2005, the Company wrote off approximately $1.3 million of obsolete inventory. During the fiscal year ended March 31, 2004, the Company wrote off approximately $1.1 million of obsolete inventory and wrote down to fair value an additional $1.1 million of inventory.

9. Investments in non-marketable equity securities

Global has invested $0.5 million for a 5.45% minority interest in a private company in Taiwan engaged in the optical coating business. This investment is held for investment purposes and is accounted for on the cost basis of accounting. The investment value has been fully impaired as of March 31, 2004.

10. Property, Plant and Equipment, net

Property, plant and equipment consist of the following as of March 31, 2004 and 2003:

	March 31,	March 31,
	2005	2004

Land	$10,000	$10,000
Building and leasehold improvements	36,281	37,764
Machinery, equipment and fixtures	41,571	47,993
Property, plant and equipment	87,853	95,757
Less: Accumulated depreciation	(39,388)	(37,007)
Property, plant and equipment, net	$48,465	$58,750

Depreciation expense was $8,090, $9,219 and $10,245 for the years ended March 31, 2005, 2004 and 2003.

During the year ended March 31, 2005, the Company consolidated its research & development (“R&D”) projects to better align its business needs with existing operations and to provide more efficient use of its facilities. As a result, certain R&D projects were discontinued and it was determined that related support equipment had no alternative use within the Company. Accordingly the equipment was either abandoned or scrapped. The loss on the disposal of fixed assets was $1,935 for the year ended March 31, 2005, as compared to $670 and $930for the year ended March 31, 2004 and 2003, respectively. In addition the Company wrote off excess and idle equipment with a net book value of $796 in the year ended March 31, 2005.

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Consolidated Financial Statements (in thousands )

11.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of March 31, 2005 and 2004:

	March 31,	March 31,
	2005	2004

Accounts payable	$1,186	$1,053
Accrued payroll	723	900
Accrual for vacated properties (see Note 17)	-	250
Temporary receipts	510	11
Accrued liabilities	691	700
	$3,110	$2,914

12. Mortgage and Other Debt

The Company financed, in part, a new corporate campus by obtaining a construction loan from a bank of $27.0 million on August 24, 2000. In November 2001, the same bank refinanced the outstanding balance of the construction loan with a mortgage loan maturing on November 20, 2004, with an amortization schedule based on a 25-year loan. Interest on the mortgage loan is accrued at a variable interest rate based on changes in the lender’s prime rate as of the 20th of each month. Principal and interest are payable monthly. During the year ended March 31, 2002, the Chairman, President and Chief Executive Officer of the institution with which the Company maintains the mortgage loan was appointed to the Company’s Board of Directors.

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

The Company was in compliance with the additional principal repayments requirement as of March 31, 2005. In addition, the Company voluntarily prepaid the third $0.5 million equal installment to be due on July 1, 2005 during the year ended March 31, 2005. Annual rates of interest on the borrowings ranged from 4.0% to 5.5% during the year. The balance of the mortgage loan as of March 31, 2005 was $20.9 million with an interest rate of 5.5%. Subsequent to March 31, 2005, the Company voluntarily prepaid four additional $0.5 million equal installments that were originally due on October 1, 2005, January 1, 2006, April 1, 2006 and July 1, 2006 (see subsequent event on Note 18).

In April 2001, the Company obtained an equipment loan from a bank in the amount of $7.3 million. The loan was secured by specific pieces of equipment. The loan was voluntarily prepaid in full on October 12, 2004.

Global maintains a line of credit in Taiwan backed by commercial paper issued by Global for a maximum of 50 million New Taiwan Dollars (or approximately $1.6 million as of March 31, 2005). The interest rate is based on a rate set by the bank at the time funds are drawn. The line of credit will mature on April 7, 2006. The outstanding balance of any commercial paper under this line of credit must be fully collateralized by either a cash deposit or bond fund certificate. As of March 31, 2005, there was no commercial paper outstanding.

Global maintains its second line of credit of 80 million New Taiwan Dollars (or approximately $2.5 million as of March 31, 2005) from a Taiwan bank. The line of credit will mature on September 30, 2005. The interest rate is based on a rate set by the bank at the time funds are drawn. Annual rates of interest on the borrowings ranged from 3.25% to 3.35% during the year. The amount drawn as of March 31, 2005 was 41.0 million New Taiwan Dollars (or approximately $1.3 million as of March 31, 2005) with an interest rate of 3.35%.

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Consolidated Financial Statements (in thousands )

The maturities of mortgage and other debt outstanding as of March 31, 2005 are summarized as follows:

Year Ending March 31,	Line of Credit	Mortgage Loan	Total

2006	$1,300	$1,385	$2,685
2007	-	1,494	1,494
2008	-	18,034	18,034

Total	$1,300	$20,913	$22,213

13. Stock Plans and Deferred Compensation Liability

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

Under the terms of the Option Plan, employees who were participants in the Phantom Stock Plan could convert their awarded phantom stock units and their Contingently Promised Stock Units into (1) options with an exercise price of $4.11 per share and cash payments of $4.11 per share (paid over four years); (2) additional options with an exercise price of $4.11 per share; or (3) a combination of both (1) and (2). The cash payments and the options that were converted from vested stock units vested immediately. The cash payments and the options that were converted from Contingently Promised Units were vested in accordance with the original vesting schedule, but not less than 20 percent per year. At March 31, 2001, all phantom stock units for current employees under the Phantom Stock Plan were converted to options or options and cash payments pursuant to one of the alternatives noted above.

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Consolidated Financial Statements (in thousands )

Cash payments related to the conversion were payables in four annual installments beginning on March 31, 2002. As of March 31, 2001, the Company anticipated making four annual payments of $5,930 each commencing March 31, 2002 for those employees whom elected to receive a cash payout in lieu of additional options. The present value of the cash payments related to the conversion of vested phantom stock units of $15,131 was recorded as a liability as of March 31, 2001. The cash payments related to the conversion of the Contingently Promised Units were subject to continuing employment and, accordingly, the related expense and liability were accrued as earned by the employees. The first annual installment of $5,812 to those employees electing to receive cash in lieu of additional options was paid on March 28, 2002.

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

The second, third and final annual installments of $416, $347 and $197 to those employees who elected to receive cash in lieu of additional options but did not elect the early payment program were paid on March 31, 2003, 2004 and 2005.

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

Under both the Option Plan and the Purchase Plan, the exercise or purchase price is not less than 85 percent of the stock’s fair value, based on the valuation as determined by the Company. Under this valuation methodology, the value of the shares at March 31, 2005, 2004 and 2003 was $0.96, $0.96 and $1.21 per share.

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

Compensation expense, including the Company’s stock compensation plans has been reflected in the below referenced line items of the consolidated statement of operations and comprehensive loss for the years ended March 31, 2005, 2004 and 2003 as follows:

	Years Ended March 31,
	2005	2004	2003

Cost of goods sold	$44	$79	$157
Selling, general and administrative expenses	152	275	957
Research and development expenses	323	577	314
	$519	$931	$1,428

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Consolidated Financial Statements (in thousands, except per share data)

Information with respect to the Option Plan activity for the years ended March 31, 2005, 2004 and 2003 is set forth below:

		Outstanding Options
	Shares Available for Grant	Number of Options	Weighted Average Exercise Price Per Share

Balance at March 31, 2002	1,355	10,485	$4.01
Options granted	(445)	445	2.37
Options exercised	1	(1)	4.11
Options expired	6,158	(6,158)	4.05

Balance at March 31, 2003	7,069	4,771	3.80
Options granted	(1,024)	1,024	0.93
Options expired	588	(588)	3.61

Balance at March 31, 2004	6,633	5,207	3.26
Options granted	(171)	171	0.83
Options expired	1,046	(1,046)	2.19

Balance at March 31, 2005	7,507	4,332	$3.43

As of March 31, 2005, the options outstanding and exercisable under the Option Plan are presented below:

Options Outstanding
Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Year	)	Weighted Average Exercise Price Per Share	Options Vested and Exercisable
$ 0.82	526	$0.82	8.83		$0.82	186
$ 0.96	10	0.96	9.50		0.96	8
$ 1.03	39	1.03	8.46		1.03	39
$ 1.21	10	1.21	8.78		1.21	10
$ 2.10	193	2.10	6.98		2.10	131
$ 2.47	249	2.47	6.80		2.47	205
$ 2.72	160	2.72	7.12		2.72	96
$ 3.85	130	3.85	6.22		3.85	106
$ 4.11	3,015	4.11	6.00		4.11	2887
	4,332	$3.43	6.52		$3.69	3,668

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Consolidated Financial Statements (in thousands )

14. Benefit Plan

A 401(k) plan covers all eligible U.S. employees who meet certain service requirements. Employees may elect to defer a portion of their gross salary to their accounts within the plan. DiCon at its option may make additional contributions to employee accounts. DiCon’s contributions are subject to a six-year vesting schedule. The 401(k) plan operates on a calendar year basis. For the calendar year ended December 31, 2004 and 2003, DiCon elected to match 50 percent of the first 6 percent of employee contributions. Payments of $125 and $143 were made for calendar year 2004 and 2003, respectively. An accrual has been made for this expense for the three months ending March 31, 2005 in the amount of $57.

Global has a non-contributory and funded defined benefit retirement plan covering all full-time employees. Under the plan, the Company contributes monthly to an independent retirement fund based on a fixed contribution rate of the employees’ monthly salary in compliance with Taiwan Labor Standards Law. The current contribution rate is 5%. The pension expense for the years ended March 31, 2005, 2004 and 2003 was 2.8 million New Taiwan Dollars (or approximately $86 as of March 31, 2005), 2.4 million New Taiwan Dollars (or approximately $71 as of March 31, 2004), and 2.9 million New Taiwan Dollars (or approximately $83 as of March 31, 2003, respectively.

15.	Income taxes

The (expenses) benefit for income taxes for the years ended March 31, 2005, 2004, and 2003 consists of the following:

	Years Ended March 31,
	2005	2004	2003
Current:
Federal	$(281)	$0	$15,484
State	(1)	(1)	3
Foreign	(5)	(7)	(27)
	(287)	(8)	15,460
Deferred:
Federal	0	1,713	(5,332)
State	0	573	(4,104)
Foreign	0	(295)	154
	0	1,991	(9,282)
	$(287)	$1,983	$6,178

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against certain deferred tax assets as of March 31, 2005, 2004 and 2003. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

During the fiscal year ended March 31, 2005, the Company’s federal income tax returns for fiscal years ended in 2000 to 2003 have been examined by the Internal Revenue Service. As a result of this review, certain tax credits previously claimed were considered to be excessive and therefore additional tax assessment was required. In the fiscal year ended March 31, 2005, the Company paid $281 for the tax assessments that may result. As of March 31, 2005, the Company's estimated related interest payment of $45 was included in accounts payable and accrued liabilities in the consolidated balance sheets. The Company believes that adequate amounts have been provided for any final tax assessment that may result.

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Consolidated Financial Statements (in thousands )

During the fiscal year ended March 31, 2003, the Company had sufficient income for federal income tax purposes in prior years to carryback the anticipated losses from that year and to receive $15.2 million of federal income tax refunds.

The Company’s loss before income taxes consisted of the following for the years ended March 31:

	Years Ended March 31,
	2005	2004	2003

United States	$(6,688)	$(10,670)	$(28,363)
Foreign	(2,300)	(3,339)	(1,002)
Total loss before income tax benefit	$(8,988)	$(14,009)	$(29,365)

The Company was granted a five-year tax holiday in Taiwan, which will expire in 2006. There was no net impact of this tax holiday for the years ended March 31, 2005, 2004 and 2003.

The Company’s investment in its Taiwan subsidiary is essentially permanent in duration and undistributed foreign earnings on March 31, 2005 amounted to $5.1 million. In accordance with the Taiwan Company Law and Global’s Articles of Incorporation, 10% of annual earnings shall be appropriated as legal reserve until the accumulated reserve equals the total capital of Global.

There is no plan to distribute these earnings to DiCon. If at some future date all or portions of these foreign earnings are distributed as dividends to DiCon, substantial additional taxes would be due. On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. companies to repatriate accumulated foreign earnings by providing a one-time deduction of 85% for certain dividends from controlled foreign corporations. The deduction is subject to certain limitations and numerous provisions of the Act contain uncertainties that require interpretation and evaluation. The Company has not accrued income taxes on the accumulated undistributed earnings of the Company’s Taiwan subsidiary, as these earnings are currently expected to be reinvested indefinitely.

Net deferred taxes are classified on the accompanying consolidated balance sheets according to the classification of the underlying tax attributes. The tax effects of temporary differences that give rise to deferred assets and liabilities generally relate to reporting differences arising due to timing differences. Significant components of deferred tax assets and liabilities as of March 31, 2005 and 2004 are as follows:

March 31, 2005:	United States	Taiwan	Total

Deferred tax assets (liabilities):
Net operating loss carryforwards	$7,852	$944	$8,796
Tax credits carryforwards	3,052	567	3,619
Other	662	816	1,478
Gross deferred assets	11,566	2,327	13,893
Valuation allowance	(10,027)	(2,327)	(12,354)
Deferred tax assets	1,539	-	1,539

Property and equipment	(1,539)	-	(1,539)
Deferred tax liabilities	(1,539)	-	(1,539)

Net deferred income tax assets (liabilities)	$-	$-	$-

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Consolidated Financial Statements (in thousands )

March 31, 2004:	United States	Taiwan	Total

Deferred tax assets (liabilities):
Deferred compensation	$53	$-	$53
Net operating loss carryforwards	6,509	1,060	7,569
Tax credits carryforwards	3,053	408	3,461
Other	581	278	859
Gross deferred assets	10,196	1,746	11,942
Valuation allowance	(7,768)	(1,746)	(9,514)
Deferred tax assets	2,428	0	2,428

Property and equipment	(2,428)	-	(2,428)
Deferred tax liabilities	(2,428)	-	(2,428)

Net deferred income tax assets (liabilities)	$-	$-	$-

As of March 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $11.8 million and $42.0 million, respectively, and federal and state tax credit carryforwards of approximately $0.8 million and $2.2 million, respectively. The net operating loss will expire at various dates beginning in 2013, if not utilized. The tax credit can be carried forward indefinitely. The Company also has foreign net operating loss carry-forward of 119.0 million New Taiwan Dollars (or approximately $3.8 million as of March 31, 2005), which expire beginning in the year 2008.

16. Geographic and Product Information

The breakdown of sales by geographic customer destination is as follows:

	Years Ended March 31,
	2005	2004	2003

United States	$11,240	$7,583	$13,671
International	12,943	11,075	7,064
Total	$24,183	$18,658	$20,735

The majority of the Company’s long-lived assets are located in the United States. Long-lived assets consist primarily of long-term investments, property, plant and equipment, net of accumulated depreciation and deposits. The following represents the geographic location of long-lived assets:

	March 31,
	2005	2004

United States	$40,525	$47,865
Taiwan	7,981	10,949
Total	$48,506	$58,814

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Consolidated Financial Statements (in thousands )

DiCon’s revenue breakdown over the last three fiscal years by product line has been as follows:

	Years Ended March 31,
	2005	2004	2003

WDM	54%	56%	50%
Switch	46%	44%	50%

17.	Commitments and contingencies

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

Changes in the Company’s warranty accrual, which is included as a component of accounts payable and accrued liabilities on the consolidated balance sheets, are as follows:
	Fiscal Year
	2005	2004
Balance at beginning of period	$16	$56
Accruals for warranties during the period	124	74
Settlements made (in cash) during the period	(115)	(114)
Balance at closing of period	$25	$16

The Company moved to its new facilities in Richmond, California during the 2001 fiscal year. Accordingly, certain of the leased properties, primarily in the U.S., were no longer used for operating purposes and were available for sublease. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. The mutual settlement agreement and release for the last non-cancelable operating lease was executed on November 23, 2004, and the amount in excess of the estimate of the remaining costs of the lease, net of expected sublease income of $0.1 million, was adjusted as of December 31, 2004. Lease expense net of sublease income for the year ended March 31, 2005 and 2004 was $97 and $82, respectively.

Global owns a condominium interest in the building in Kaohsiung, Taiwan. This facility is located on a ground lease that extends through 2011. The ground lease may be renewed indefinitely, and there is no penalty for early cancellation, except for forfeiture of the owned facility.

As of March 31, 2005, DiCon’s future gross commitments under all leases are as follows:

Fiscal Year Ending March 31,	(000’s)
2006	$21
2007	21
2008	21
2009	21
2010	21
Thereafter	15
$120

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Consolidated Financial Statements (in thousands )

Global maintains a line of credit in Taiwan backed by commercial paper issued by Global for a maximum of 50 million New Taiwan Dollars (or approximately $1.6 million as of March 31, 2005). The interest rate is based on a rate set by the bank at the time funds are drawn. The line of credit will mature on April 7, 2006. The outstanding balance of any commercial paper under this line of credit must be fully collateralized by either a cash deposit or bond fund certificate. As of March 31, 2005, there was no commercial paper outstanding.

Global maintains its second line of credit of 80 million New Taiwan Dollars (or approximately $2.5 million as of March 31, 2005) from a Taiwan bank. The line of credit will mature on September 30, 2005. The interest rate is based on a rate set by the bank at the time funds are drawn. The amount drawn as of March 31, 2005 was 41.0 million New Taiwan Dollars (or approximately $1.3 million as of March 31, 2005) with an interest rate of 3.35%.

18.	Subsequent event

In May 2005, Lucent Technologies Inc. (“Lucent”) filed an action against the Company in the United States District Court for the District of New Jersey. Lucent alleges that certain switches purchased by it under a contract with the Company entered into in 2000 were defective. The complaint asserts breach of contract and the implied duty of good faith and fair dealing by the Company and seeks damages, costs, expenses and other sums totaling in excess of $10 million. The Company intends to contest the case vigorously.

Subsequent to March 31, 2005, the Company voluntarily prepaid four additional $0.5 million equal principal repayment installments of the mortgage loan that were originally due on October 1, 2005, January 1, 2006, April 1, 2006 and July 1, 2006.

Financial Statement Schedule.

Valuation and Qualifying Accounts

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions/	End of
Description (in 000’s)	of Period	Expenses	Accounts	Writeoffs	Period

Allowances for doubtful accounts
Year ended March 31, 2003	$634	$37	$-	$(594)	$77
Year ended March 31, 2004	$77	$1	$-	$-	$78
Year ended March 31, 2005	$78	$102	$-	$-	$180

Allowances for deferred tax assets
Year ended March 31, 2003	$-	$-	$6,005	$-	$6,005
Year ended March 31, 2004	$6,005	$-	$3,509	$-	$9,514
Year ended March 31, 2005	$9,514	$-	$2,840	$-	$12,354

Provision for estimated losses due to vacated properties
Year ended March 31, 2003	$1,813	$512	$-	$(1,806)	$519
Year ended March 31, 2004	$519	$-	$-	$(269)	$250
Year ended March 31, 2005	$250	$-	$-	$(250)	$-

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There is no information required to be reported under Item 304(b) of Regulation S-B.

Item 8A. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures. The undersigned principal executive officer and principal financial officer of the Company conclude that the Company’s disclosure controls and procedures are effective as of March 31, 2005, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15.

(b)
Changes in Internal Controls. There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the fourth quarter of the fiscal year ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

There is no information or event required to be reported on Form 8-K during the fourth quarter of the fiscal year ended March 31, 2005 that was not so reported.
PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange
Act.

Directors and Executive Officers

DiCon’s directors and executive officers as of June 28, 2005, are as follows:

Name	Age	Position

Ho-Shang Lee, Ph.D.	46	President, Chief Executive Officer and Director
Gilles M. Corcos, Ph.D.	78	Chairman of the Board and Director
Chun-Lung Lin	46	President of Global Fiberoptics Inc. and Director
Andrew F. Mathieson	48	Director
Dunson Cheng, Ph.D.	60	Director
Paul Ming-Ching Lo	47	Vice President of Manufacturing and Operations
Jannett Wang	52	Vice President of Administration
Anthony T. Miller	63	General Counsel and Secretary

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

Gilles M. Corcos, Ph.D., Chairman of the Board and Director. Dr. Gilles M. Corcos has served as Chairman of the Board and Director since 1986. Dr. Corcos has also served as Chief Financial Officer. From 1985 to 1990, Dr. Corcos was a professor in the University of California, Berkeley’s Mechanical Engineering Department. Dr. Corcos holds a Ph.D. from the University of Michigan and a Doctorat d’Etat (Physics) from the University of Grenoble, France. Dr. Corcos also serves as a director of Agua Para La Vida, a non-government organization incorporated in the State of California.

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

Dunson Cheng, Ph.D., Director. Dr. Dunson Cheng joined the Board of Directors in February 2002. Dr. Cheng is Chairman of the Board, Director, and President and Chief Executive Officer of Cathay Bank and Cathay General Bancorp. Dr. Cheng earned his B.S. in Applied Math and Physics from the University of Wisconsin at Madison, Wisconsin and his Ph.D. in Physics from the State University of New York at Stony Brook, and did post-doctorate research at the University of Oregon. Dr. Cheng worked for Xerox before joining Cathay Bank. Dr. Cheng was appointed President of Cathay Bank in 1985, President of Cathay Bancorp (predecessor of Cathay General Bancorp) in 1990 and Chairman of both institutions in 1994.

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

Audit Financial Expert

The Board of Directors does not have an audit committee or an audit financial expert serving on the Board. The Board does not have an audit financial expert because there is no vacancy on the Board, and the incumbent directors have been re-elected each year since 2002 and earlier. A larger Board would not be appropriate for a company the size of the Company.

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

Based solely on its review of such forms that it has received, the Company believes that, during the fiscal year ended March 31, 2005, all Section 16(a) filing requirements were satisfied on a timely basis.

Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because it has written rules on conduct (covering, among other matters, dishonesty and falsifying or altering Company records), confidential and proprietary information, and conflicts of interest, which are applicable to all DiCon employees. These rules are contained in various Chapters of the DiCon Employee Handbook. A copy of the rules can be obtained without charge by sending a request by email to hr@diconfiber.com.

Item 10. Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation for the chief executive officer and the three most highly compensated executive officers other than the chief executive officer who were serving at the end of the fiscal year ended March 31, 2005. This table shows the compensation earned by these individuals for the last three fiscal years ended March 31, 2005.

		Annual Compensation		Long-term Compensation
Name And Principal Position	Fiscal Year Ended March 31	Salary ($)		Securities Underlying Options (#)	LTIP Payouts ($) (1)		All Other Compensation ($) (2)

Ho-Shang Lee, Ph.D. President and Chief Executive Officer	2005 2004 2003	$ $ $	61,200 57,600 57,628	-- -- --		-- -- --	$ $ $	4,360 1,728 1,729
Paul Ming-Ching Lo Vice President of Manufacturing and Operations	2005 2004 2003	$ $ $	139,188 128,000 136,954	-- -- --	$ $ $	-- -- 451,933	$ $ $	6,959 3,200 3,115
Jannett Wang Vice President of Administration	2005 2004 2003	$ $ $	130,617 116,667 76,859	-- -- --		-- -- --		-- -- --
Anthony T. Miller General Counsel and Secretary	2005 2004 2003	$ $ $	152,469 226,000 233,015	-- -- --		-- -- --		-- -- --

(1)
Effective March 31, 2001, DiCon offered a new Employee Stock Option Plan to replace its Phantom Stock Plan which had been in place since 1999. Under the terms of the Employee Stock Option Plan, employees who were participants in the Phantom Stock Plan were allowed to convert their vested phantom stock units and their “promised” phantom stock units to cash payments of $4.11 per share (paid in equal annual installments over four years), additional employee stock options, or a combination of both. The amount in this column is the cash payment received pursuant to the Company’s offer for an early discounted payment to employees who were entitled to future cash payments in installments under the conversion of the Phantom Stock Plan to the Employee Stock Option Plan. The first installment of $251,074 was paid on March 28, 2002. The amount of the remaining future promised cash payments of $753,221 were reduced by $301,288, resulting in a discounted early cash payment of $451,933 on January 10, 2003.

(2)
The amounts in this column include DiCon’s contributions to the 401(k) plan which covers all eligible employees who meet certain service requirements. Employees may elect to defer a portion of their gross salary to their accounts within the 401(k) plan. DiCon at its option may make additional contributions to the employee accounts. For the fiscal years ended March 31, 2005, 2004, and 2003, DiCon elected to match 50 percent of the first 6 percent of the employee contributions. DiCon’s contributions are subject to a six-year vesting schedule.

Options Grants in Last Fiscal Year

There were no stock options for DiCon shares granted to the executive officers listed in the Summary Compensation Table during the fiscal year ended March 31, 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year - End Option Values

The following table sets forth for each executive listed in the Summary Compensation Table the number of options exercised in the fiscal year ended March 31, 2005, and the number of shares subject to both exercisable and unexercisable stock options as of March 31, 2005. In addition, the table sets forth the value of unexercised options as of March 31, 2005.

Name	Shares Acquired On Exercise (# of shares)	Value Realized ($)	Number Of Shares Underlying Unexercised Options at Fiscal Year-End (# of shares)		Value of Unexercised in-the-money Options at Fiscal Year End (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Paul Ming-Ching Lo Vice President of Manufacturing and Operations	--	--	676,354	--	--	--
Jannett Wang Vice President of Administration	--	--	118,703	23,873	--	--
Anthony T. Miller General Counsel and Secretary	--	--	130,720	26,080	--	--

(1)	The value of unexercised options is based on the fair market value of the underlying stock at fiscal year end, as determined by the Board of Directors.

Compensation of Directors

Dr. Gilles M. Corcos received compensation of $54,400 during the fiscal year ended March 31, 2005. None of the other Directors received compensation from the Company other than the stock options described below.

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

The following table sets forth information regarding persons who are known to DiCon to be the beneficial owner of more than five percent of DiCon’s common stock as of March 31, 2005.

Title Of Class	Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Ownership		Percent Of Class

Common	Ho-Shang Lee, Ph.D. 1689 Regatta Blvd. Richmond, CA 94804	27,867,524	(1)	24.1%
Common	Gilles M. Corcos, Ph.D., as Trustee for The Gilles M. Corcos Trust 1689 Regatta Blvd. Richmond, CA 94804	14,626,410		12.6%
Common	Anne Bleecker Corcos, as Trustee for The Anne Bleecker Corcos Revocable Trust 88 Codornies Road Berkeley, CA 94708	11,786,000		10.2%
Common	Mei-Li Lee 1689 Regatta Blvd. Richmond, CA 94804	21,287,440	(2)	18.4%
Common	Andrew F. Mathieson, as co-Trustee for the Charlotte Bliss Taylor Trust 300 Drake’s Landing Road, Suite 250 Greenbrae, CA 94904-2498	7,473,500	(3)	6.5%
Common	Samuel L. Taylor 506 Arlington Ave. Berkeley, CA 94707	14,522,920	(4)	12.6%

(1)
Includes 913,524 shares issued to employees under the Employee Stock Option Plan and the Employee Stock Purchase Plan which are subject to voting right agreements pursuant to which Dr. Lee has sole voting rights.

(2)	Includes 277,691 shares subject to stock options under the Employee Stock Option Plan which are exercisable.

(3)
Includes 47,500 shares subject to stock options under the Employee Stock Option Plan which are exercisable, 7,076,000 shares owned by Mr. Mathieson as co-Trustee for the Charlotte Bliss Taylor Trust, and 350,000 shares owned by Darlington Partners, L.P., an investment partnership for which Fairview Capital Investment Management LLC (“Fairview”) is the general partner. Mr. Mathieson is the managing member of Fairview.

(4)	Includes 7,076,000 shares held by Mr. Taylor as co-Trustee for the Charlotte Bliss Taylor Trust.

(b)	Security Ownership of Management.

The following table sets forth information regarding DiCon’s common stock beneficially owned by all directors and executive officers as of March 31, 2005.

Title Of Class	Name Of Beneficial Owner	Amount And Nature Of Beneficial Ownership		Percent Of Class

Common	Ho-Shang Lee, Ph.D.	27,867,524	(1)	24.1%
Common	Gilles M. Corcos, Ph.D., as Trustee for The Gilles M. Corcos Trust	14,626,410		12.6%
Common	Chung-Lung Lin	3,707,885	(2)	3.2%
Common	Andrew F. Mathieson, as co-Trustee for the Charlotte Bliss Taylor Trust	7,473,500	(3)	6.5%
Common	Dunson Cheng	-- -	(4)	0.00%
Common	Paul Ming-Ching Lo	744,165	(5)	0.6%
Common	Jannett Wang	141,393	(6)	0.1%
Common	Anthony T. Miller	163,704	(7)	0.1%

	Total for directors and executive officers	54,724,581		47.3%

(1)
Includes 913,524 shares issued to employees under the Employee Stock Option Plan and the Employee Stock Purchase Plan which are subject to voting right agreements pursuant to which Dr. Lee has sole voting rights.

(2)	Includes 48,000 shares subject to stock options under the Employee Stock Option Plan which are exercisable and 1,180,000 shares held by a company owned by Mr. Lin.

(3)
Includes 47,500 shares subject to stock options under the Employee Stock Option Plan which are exercisable, 7,076,000 shares owned by Mr. Mathieson as co-Trustee for the Charlotte Bliss Taylor Trust, and 350,000 shares owned by Darlington Partners, L.P., an investment partnership for which Fairview Capital Investment Management LLC (“Fairview”) is the general partner. Mr. Mathieson is the managing member of Fairview.

(4)	In January 2004, Dunson Cheng voluntarily surrendered past and future stock option awards under the Employee Stock Option Plan.

(5)	Includes 676,354 shares subject to stock options under the Employee Stock Option Plan which are exercisable.

(6)	Includes 138,503 shares subject to stock options under the Employee Stock Option Plan which are exercisable or exercisable within 60 days.

(7)	Includes 152,320 shares subject to stock options under the Employee Stock Option Plan which are exercisable or exercisable within 60 days.

(c)	Changes in Control.

There are no arrangements, known to the small business issuer, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 12. Certain Relationships and Related Transactions.

Dr. Dunson Cheng is Chairman of the Board, Director, President and Chief Executive Officer and a shareholder of Cathay Bank. Cathay Bank was the lender under the construction loan for the Company’s corporate headquarters and manufacturing facility in Richmond, California, and is the lender under the mortgage loan which refinanced the construction loan. (See Note 12 to financial statements appearing herein). Dr. Cheng became a Director of DiCon in February 2002.

During the fiscal year ended March 31, 2005, DiCon paid Cathay Bank $5,656,404 in principal and interest on the mortgage loan. The loan balance at March 31, 2005, was $20,913,460. Subsequent to March 31, 2005, the Company voluntarily prepaid four additional $0.5 million equal installments that were due on October 1, 2005, January 1, 2006, April 1, 2006 and July 1, 2006. DiCon anticipates that it will refinance the mortgage loan at maturity, but there can be no certainty that it will be able to do so at that time.

Dr. Ho-Shang Lee, President and Chief Executive Officer of DiCon, has personally indemnified Cathay Bank against any loss, expense or damage suffered by Cathay Bank resulting from Cathay Bank’s reliance upon certain representations and warranties provided by DiCon under the mortgage loan. Dr. Lee does not receive any fee or other compensation for issuing this indemnity.

The bank line of credit to Global from a Taiwan bank is personally guaranteed by Dr. Lee and corporately guaranteed by DiCon. Neither guarantor receives any fee or other compensation for issuing its guarantee.

The line of credit to Global backed by commercial paper issued by Global is personally guaranteed by Chun-Lung Lin, President of Global. Mr. Lin does not receive any fee or other compensation for issuing this guarantee.

Item 13. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation of DiCon Fiberoptics, Inc., filed June 2, 1986. (a)

3.1.1	Certificate of Amendment of Articles of Incorporation of DiCon Fiberoptics, Inc., filed November 9, 1988. (a)

3.1.2	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed April 12, 2000. (a)

3.1.3	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed January 24, 2001. (a)

3.1.4	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed June 26, 2002. (a)

3.2	By-Laws of DiCon Fiberoptics, Inc., as amended dated May 15, 2002. (a)

4.1	Specimen Common Stock Certificate. (a)

4.2	Form of Buy-Sell Agreement (investors). (a)

4.2.1	Form of Buy-Sell Agreement (employees). (a)

9.1	Form of Voting Rights Agreement. (a)

10.1	DiCon Fiberoptics, Inc. Employee Stock Option Plan. (a)

10.2	DiCon Fiberoptics, Inc. Employee Stock Purchase Plan. (a)

10.3	Term Loan Agreement with Cathay Bank dated November 20, 2001, together with Promissory Note issued thereunder. (a)

10.3.1	Indemnity from Ho-Shang Lee in favor of Cathay Bank dated November 20, 2001. (a)

10.3.2	Loan Modification and Extension Agreement and Amendment to Promissory Note dated June 28, 2004, with Cathay Bank. (b)

10.3.3	Modification of Construction Trust Deed dated June 28, 2004, with Cathay Bank. (b)

10.4	Equipment Loan and Security Agreement with First Bank & Trust dated April 25, 2001, together with Promissory Note (Equipment Loan) issued thereunder. (a)

10.4.1	Modification to Loan and Security Agreement dated May 31, 2002. (a)

10.5	Lease Agreement with Lincoln Marina Bay, a California limited partnership, dated August 8, 2000, for premises at 1100 Marina Way South, Richmond, California. (a)

10.6	Multi-Tenant Industrial Triple Net Lease with Catellus Development Corporation dated December 3, 1999, for premises at 938 Marina Way South, Richmond, California. (a)

10.7	Multi-Tenant Industrial Triple Net Lease with Catellus Development Corporation dated December 3, 1999, for premises at 914 Marina Way South, Richmond, California. (a)

16.1	Letters re Change in Certifying Accountant. (c)

21.1	Subsidiaries of Registrant. (a)

23.1	Consent of Burr, Pilger & Mayer LLP.

23.2	Consent of PricewaterhouseCoopers. Kaohsiung, Taiwan

23.3	Consent of PricewaterhouseCoopers LLP.

31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certificate of Vice President of Administration pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certificate of Vice President of Administration pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(a)	Incorporated by reference from the correspondingly numbered Exhibit to the Form 10 Registration Statement filed by registrant with the Securities and Exchange Commission on July 23, 2002.

(b)	Incorporated by reference from the correspondingly numbered Exhibit to the Form 10-QSB Quarterly Report filed by registrant with the Securities and Exchange Commission on August 13, 2004.

(c)	Incorporated by reference from the correspondingly numbered Exhibit to the Form 8-K Current Report filed by registrant with the Securities and Exchange Commission on August 4, 2004.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of DiCon’s annual financial statements and review of financial statements included in DiCon’s Form 10-QSB quarterly reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $124,000 for the fiscal year ended March 31, 2005 and $155,812 for the fiscal year ended March 31, 2004.

Audit-Related Fees

There were no other fees for audit related services for the fiscal year ended March 31, 2005 or for the fiscal year ended March 31, 2004.

Tax Fees

The aggregate fees billed for the fiscal year ended March 31, 2005 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $6,700. There were $17,500 in fees billed for tax compliance for the fiscal year ended March 31, 2004.

All Other Fees

There were no other fees billed in either of the fiscal years ended March 31, 2005 and 2004 for products and services provided by the principal accountant, other than reported above.

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

DICON FIBEROPTICS, INC. (Registrant)

Date:	June 28, 2005	By:	/s/ Ho-Shang Lee
(Signature)
		Name:	Ho-Shang Lee, Ph.D.
		Title:	President and Chief Executive Officer
(principal executive officer)

Date:	June 28, 2005	By:	/s/ Jannett Wang
(Signature)
		Name:	Jannett Wang
		Title:	Vice President of Administration
(principal financial officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DICON FIBEROPTICS, INC. (Registrant)

Date:	June 28, 2005	By:	/s/ Jannett Wang
(Signature)
		Name:	Jannett Wang
		Title:	Vice President of Administration
(principal accounting officer)

Date:	June 28, 2005	By:	/s/ Gilles M. Corcos
(Signature)
		Name:	Gilles M. Corcos
		Title:	Chairman of the Board of Directors

Date:	June 28, 2005	By:	/s/ Ho-Shang Lee
(Signature)
		Name:	Ho-Shang Lee
		Title:	Member of the Board of Directors

Date:	June 28, 2005	By:	/s/ Andrew F. Mathieson
(Signature)
		Name:	Andrew F. Mathieson
		Title:	Member of the Board of Directors

Date:	June 28, 2005	By:	/s/ Chun-Lung Lin
(Signature)
		Name:	Chun-Lung Lin
		Title:	Member of the Board of Directors

Date:	June 28, 2005	By:	/s/ Dunson Cheng
(Signature)
		Name:	Dunson Cheng
		Title:	Member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of DiCon Fiberoptics, Inc., filed June 2, 1986. (a)

3.1.1	Certificate of Amendment of Articles of Incorporation of DiCon Fiberoptics, Inc., filed November 9, 1988. (a)

3.1.2	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed April 12, 2000. (a)

3.1.3	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed January 24, 2001. (a)

3.1.4	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed June 26, 2002. (a)

3.2	By-Laws of DiCon Fiberoptics, Inc., as amended dated May 15, 2002. (a)

4.1	Specimen Common Stock Certificate. (a)

4.2	Form of Buy-Sell Agreement (investors). (a)

4.2.1	Form of Buy-Sell Agreement (employees). (a)

9.1	Form of Voting Rights Agreement. (a)

10.1	DiCon Fiberoptics, Inc. Employee Stock Option Plan. (a)

10.2	DiCon Fiberoptics, Inc. Employee Stock Purchase Plan. (a)

10.3	Term Loan Agreement with Cathay Bank dated November 20, 2001, together with Promissory Note issued thereunder. (a)

10.3.1	Indemnity from Ho-Shang Lee in favor of Cathay Bank dated November 20, 2001. (a)

10.3.2	Loan Modification and Extension Agreement and Amendment to Promissory Note dated June 28, 2004, with Cathay Bank. (b)

10.3.3	Modification of Construction Trust Deed dated June 28, 2004, with Cathay Bank. (b)

10.4	Equipment Loan and Security Agreement with First Bank & Trust dated April 25, 2001, together with Promissory Note (Equipment Loan) issued thereunder. (a)

10.4.1	Modification to Loan and Security Agreement dated May 31, 2002. (a)

10.5	Lease Agreement with Lincoln Marina Bay, a California limited partnership, dated August 8, 2000, for premises at 1100 Marina Way South, Richmond, California. (a)

10.6	Multi-Tenant Industrial Triple Net Lease with Catellus Development Corporation dated December 3, 1999, for premises at 938 Marina Way South, Richmond, California. (a)

10.7	Multi-Tenant Industrial Triple Net Lease with Catellus Development Corporation dated December 3, 1999, for premises at 914 Marina Way South, Richmond, California. (a)

16.1	Letters re Change in Certifying Accountant. (c)

21.1	Subsidiaries of Registrant. (a)

23.1	Consent of Burr, Pilger & Mayer LLP.

23.2	Consent of PricewaterhouseCoopers. Kaohsiung, Taiwan

23.3	Consent of PricewaterhouseCoopers LLP.

31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certificate of Vice President of Administration pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certificate of Vice President of Administration pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(a)  Incorporated by reference from the correspondingly numbered Exhibit to the Form 10 Registration Statement filed by registrant with the Securities and Exchange Commission on July 23, 2002.

(b)  Incorporated by reference from the correspondingly numbered Exhibit to the Form 10-QSB Quarterly Report filed by registrant with the Securities and Exchange Commission on August 13, 2004.

(c)  Incorporated by reference from the correspondingly numbered Exhibit to the Form 8-K Current Report filed by registrant with the Securities and Exchange Commission on August 4, 2004.