Form 10KSB/A
period 2005-03-31
DICON FIBEROPTICS INC
filed 2005-07-12
CIK 1119012

UNITED STATES
SECURITIES AND EXCHANGE COMMISISSION
WASHINGTON, DC 20549

FORM 10-KSB/A-1
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

EXPLANATORY NOTE

This Form 10-KSB/A-1 is being filed to correct typographical errors in Part I Item 1 and formatting errors in Part III Item 10 of the Form 10-KSB filed on June 28, 2005.

___________________________________________________________________________________________________________

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

Adverse resolution of litigation may harm the Company’s operating results or financial condition

The Company is a party to lawsuits in the normal course of its business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on the Company’s business, operating results, or financial condition.

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

As a result of the losses incurred by the Company for the years ended March 31, 2005, 2004 and 2003, weighted average options to purchase 4,583, 4,841 and 8,228 shares of common stock were anti-dilutive and excluded from the net loss per share calculations, respectively. .

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

Compensation expense, including the Company’s stock compensation plans has been reflected in the below referenced line items of the consolidated statement of operations and comprehensive loss for the years ended March 31, 2005, 2004 and 2003 as follows:

	Years Ended March 31,
	2005	2004	2003

Cost of goods sold	$44	$79	$157
Selling, general and administrative expenses	152	275	957
Research and development expenses	323	577	314
	$519	$931	$1,428

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Consolidated Financial Statements (in thousands, except per share data)

Information with respect to the Option Plan activity for the years ended March 31, 2005, 2004 and 2003 is set forth below:

		Outstanding Options
	Shares Available for Grant	Number of Options	Weighted Average Exercise Price Per Share

Balance at March 31, 2002	1,355	10,485	$4.01
Options granted	(445)	445	2.37
Options exercised	1	(1)	4.11
Options expired	6,158	(6,158)	4.05

Balance at March 31, 2003	7,069	4,771	3.80
Options granted	(1,024)	1,024	0.93
Options expired	588	(588)	3.61

Balance at March 31, 2004	6,633	5,207	3.26
Options granted	(171)	171	0.83
Options expired	1,046	(1,046)	2.19

Balance at March 31, 2005	7,507	4,332	$3.43

As of March 31, 2005, the options outstanding and exercisable under the Option Plan are presented below:

Options Outstanding
Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Year)	Weighted Average Exercise Price Per Share	Options Vested and Exercisable
$ 0.82	526	$0.82	8.83	$0.82	186
$ 0.96	10	0.96	9.50	0.96	8
$ 1.03	39	1.03	8.46	1.03	39
$ 1.21	10	1.21	8.78	1.21	10
$ 2.10	193	2.10	6.98	2.10	131
$ 2.47	249	2.47	6.80	2.47	205
$ 2.72	160	2.72	7.12	2.72	96
$ 3.85	130	3.85	6.22	3.85	106
$ 4.11	3,015	4.11	6.00	4.11	2887
	4,332	$3.43	6.52	$3.69	3,668

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

		Annual Compensation	Long-term Compensation
Name And Principal Position	Fiscal Year Ended March 31	Salary ($)	Securities Underlying Options (#)	LTIP Payouts ($) (1)	All Other Compensation ($) (2)

Ho-Shang Lee, Ph.D. President and Chief Executive Officer	2005	$61,200	--	--	$4,360
	2004	$57,600	--	--	$1,728
	2003	$57,628	--	--	$1,729

Paul Ming-Ching Lo Vice President of Manufacturing and Operations	2005	$139,188	--	--	$6,959
	2004	$128,000	--	--	$3,200
	2003	$136,954	--	$451,933	$3,115

Jannett Wang Vice President of Administration	2005	$130,617	--	--	--
	2004	$116,667	--	--	--
	2003	$76,859	--	--	--

Anthony T. Miller General Counsel and Secretary	2005	$152,469	--	--	--
	2004	$226,000	--	--	--
	2003	$233,015	--	--	--

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-KSB/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized.

DICON FIBEROPTICS, INC. (Registrant)

Date:	July 11, 2005	By:	/s/ Ho-Shang Lee
(Signature)
		Name:	Ho-Shang Lee, Ph.D.
		Title:	President and Chief Executive Officer
(principal executive officer)

Date:	July 11, 2005	By:	/s/ Jannett Wang
(Signature)
		Name:	Jannett Wang
		Title:	Vice President of Administration
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of DiCon Fiberoptics, Inc., filed June 2, 1986. (a)

3.1.1	Certificate of Amendment of Articles of Incorporation of DiCon Fiberoptics, Inc., filed November 9, 1988. (a)

3.1.2	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed April 12, 2000. (a)

3.1.3	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed January 24, 2001. (a)

3.1.4	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed June 26, 2002. (a)

3.2	By-Laws of DiCon Fiberoptics, Inc., as amended dated May 15, 2002. (a)

4.1	Specimen Common Stock Certificate. (a)

4.2	Form of Buy-Sell Agreement (investors). (a)

4.2.1	Form of Buy-Sell Agreement (employees). (a)

9.1	Form of Voting Rights Agreement. (a)

10.1	DiCon Fiberoptics, Inc. Employee Stock Option Plan. (a)

10.2	DiCon Fiberoptics, Inc. Employee Stock Purchase Plan. (a)

10.3	Term Loan Agreement with Cathay Bank dated November 20, 2001, together with Promissory Note issued thereunder. (a)

10.3.1	Indemnity from Ho-Shang Lee in favor of Cathay Bank dated November 20, 2001. (a)

10.3.2	Loan Modification and Extension Agreement and Amendment to Promissory Note dated June 28, 2004, with Cathay Bank. (b)

10.3.3	Modification of Construction Trust Deed dated June 28, 2004, with Cathay Bank. (b)

10.4	Equipment Loan and Security Agreement with First Bank & Trust dated April 25, 2001, together with Promissory Note (Equipment Loan) issued thereunder. (a)

10.4.1	Modification to Loan and Security Agreement dated May 31, 2002. (a)

10.5	Lease Agreement with Lincoln Marina Bay, a California limited partnership, dated August 8, 2000, for premises at 1100 Marina Way South, Richmond, California. (a)

10.6	Multi-Tenant Industrial Triple Net Lease with Catellus Development Corporation dated December 3, 1999, for premises at 938 Marina Way South, Richmond, California. (a)

10.7	Multi-Tenant Industrial Triple Net Lease with Catellus Development Corporation dated December 3, 1999, for premises at 914 Marina Way South, Richmond, California. (a)

16.1	Letters re Change in Certifying Accountant. (c)

21.1	Subsidiaries of Registrant. (a)

23.1	Consent of Burr, Pilger & Mayer LLP.

23.2	Consent of PricewaterhouseCoopers. Kaohsiung, Taiwan

23.3	Consent of PricewaterhouseCoopers LLP.

31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certificate of Vice President of Administration pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certificate of Vice President of Administration pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

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