Form 10QSB
period 2005-06-30
DICON FIBEROPTICS INC
filed 2005-08-12
CIK 1119012

SECURITIES AND EXCHANGE COMMISISSION
WASHINGTON, DC 20549

FORM 10-QSB
_________________________

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005, or

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

DICON FIBEROPTICS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.
DiCon Fiberoptics, Inc. and Subsidiary Unaudited Consolidated Balance Sheets (in thousands)

	June 30,	March 31,
	2005	2005 (1)
Assets
Current assets:
Cash and cash equivalents	$2,848	$1,784
Marketable securities	13,994	14,677
Accounts receivable, net of allowance for doubtful accounts of $188 and $180, respectively	2,561	4,104
Inventories	3,653	3,998
Interest receivables and prepaid expenses	263	232

Total current assets	23,319	24,795

Property, plant and equipment, net	46,976	48,465
Other assets	15	41
Total assets	$70,310	$73,301

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,374	$3,110
Advances received from customers	3,636	3,594
Mortgage and other debt	2,382	2,685

Total current liabilities	8,392	9,389

Mortgage and other debt, net of current portion	17,904	19,528
Total liabilities	26,296	28,917

Commitments (Note 14)

Shareholders' equity:
Common stock: no par value; 200,000 shares authorized; 111,942 and 111,950 shares issued and outstanding at June 30, 2005 and March 31, 2005, respectively	22,230	22,238
Additional paid-in capital	13,273	13,285
Deferred compensation	(131)	(176)
Retained earnings	8,985	9,537
Accumulated other comprehensive loss	(343)	(500)
Total shareholders' equity	44,014	44,384

Total liabilities and shareholders' equity	$70,310	$73,301

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1) Balances at March 31, 2005 are derived from the audited Financial Statements at that date.

DiCon Fiberoptics, Inc. and Subsidiary Unaudited Consolidated Statements of Operations and Comprehensive Loss (in thousands, except per share data)

	For the three months ended June 30,
	2005	2004

Net sales	$5,626	$4,429

Cost of goods sold	3,724	4,347

Gross profit	1,902	82

Selling, general and administrative expenses	1,197	1,298
Research and development expenses	1,137	1,414

	2,334	2,712

Loss from operations	(432)	(2,630)

Other (expense) income:
Interest expense	(315)	(300)
Interest income	121	93
Gain (loss) on disposal of fixed assets	56	(19)
Other income, net	18	58

Loss before income taxes	(552)	(2,798)

Income tax benefit	-	-

Net loss	$(552)	$(2,798)
Other comprehensive income (loss):
Foreign currency translation adjustment	157	(274)
Unrealized holding (losses) gains on marketable securities arising during the period, net of realized (losses) gains	-	2

Comprehensive loss	$(395)	$(3,070)

Net loss per share - Basic and diluted	$(0.01)	$(0.03)

Average shares used in computing net loss per share - basic and diluted	111,947	111,988

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary Unaudited Consolidated Statement of Cash Flows (in thousands)
	Three Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(552)	$(2,798)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,572	2,083
Write down excess and obsolete inventories	-	270
Provision for bad debts	8	5
(Gain) loss on disposal of property, plant and equipment	(56)	19
Stock compensation expense	33	111
Changes in assets and liabilities:
Accounts receivable	1,535	455
Inventories	337	(891)
Prepaid expenses and other current assets	(31)	293
Other assets	27	12
Accounts payable and accrued liabilities	(524)	(208)
Deferred compensation payable	-	3
Net cash provided by (used in) operating activities	2,349	(646)

Cash flows from investing activities:
Purchases of marketable securities	(6,297)	(426)
Sales of marketable securities	6,979	2,167
Sale of property, plant and equipment	60	-
Purchases of property, plant and equipment	(102)	(10)
Net cash provided by investing activities	640	1,731

Cash flows from financing activities:
Borrowings under mortgages and other debt	669	869
Repayment of mortgages and other debt	(2,588)	(533)
Repurchases of common stock	(8)	(14)
Net cash (used in) provided by financing activities	(1,927)	322

Effect of exchange rate changes on cash and cash equivalents	2	2

Net change in cash and cash equivalents	1,064	1,409
Cash and cash equivalents, beginning of period	1,784	1,359
Cash and cash equivalents, end of period	$2,848	$2,768

Supplemental disclosures of cash flow information:

Cash paid for interest	$301	$298

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
_________________________________________________________________________________________________________

1.	Nature of operations

The business of DiCon Fiberoptics, Inc. and Subsidiary (the “Company”) is developing, manufacturing and marketing optical components, modules, and test instruments for optical communications markets. DiCon Fiberoptics, Inc. (“DiCon”) is incorporated in California. The Company has its headquarters and a domestic manufacturing facility in California. The Company, through Global Fiberoptics Inc. (“Global”), its wholly owned Taiwanese subsidiary, formed in December 1999, also operates a manufacturing and sales facility in Kaohsiung, Taiwan, and conducts manufacturing and Asian marketing and sales activities there.

2.	Basis of presentation

The Company operates and reports based on a fiscal year that ends on March 31st. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and on the same basis of presentation as the audited financial statements included in the Company’s Annual Report on Form 10-KSB/A-1 as filed with the Securities and Exchange Commission (SEC) on July 11, 2005 (the “Company’s 10-KSB/A-1”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended March 31, 2005 included in the Company’s 10-KSB/A-1.

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

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share data)
__________________________________________________________________________________________________________

	For the three months ended
	June 30,
	2005	2004

Net loss, as reported	$(552)	$(2,798)

Add: Stock-based employee compensation expense included in reported net loss, net of tax	33	111

Deduct: Compensation expense based on fair value method, net of tax	(134)	(135)
Pro forma net loss	$(653)	$(2,822)

Reported net loss per share—basic and diluted	$(0.01)	$(0.03)
Pro forma net loss per share—basic and diluted	$(0.01)	$(0.03)

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

As of June 30, 2005, the Company had cash and cash equivalents of $2.8 million. In addition, in conformity with the requirements of generally accepted accounting principles, $14.0 million was invested in certificates of deposit and other marketable securities that were classified as marketable securities. The Company invests cash in excess of short-term needs in these investments to attempt to improve yields on its total investment portfolio.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented below:
	For the three months ended
	June 30,
	2005	2004
Numerator:
Net loss	$(552)	$(2,798)

Denominator:
Basic and diluted weighted average shares	111,947	111,988

Basic and diluted net loss per share	$(0.01)	$(0.03)

Stock options totaling 4,129 for the three months ended June 30, 2005, and stock options totaling 4,546 for the three months ended June 30, 2004, were not included in the diluted earnings per share amounts as their effect would have been anti-dilutive.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
__________________________________________________________________________________________________________

7.	Marketable Securities

The value of the Company’s investments by major security type is as follows:

	Cost	Unrealized	Unrealized	Fair
		Gain	Losses	Value
June 30, 2005
Certificate of Deposit	$13,994	$-	$-	$13,994
March 31, 2005
Certificate of Deposit	$14,677	$-	$-	$14,677

Debt securities include certificates of deposit with original maturities of greater than 90 days.

8.	Inventories

Inventories consist of the following as of June 30, 2005 and March 31, 2005:

	June 30,	March 31,
	2005	2005

Raw materials	$1,017	$1,177
Work-in-process	2,636	2,821
Total	$3,653	$3,998

During the three months period ended June 30, 2005, no obsolete inventory was written off. During the fiscal year ended March 31, 2005, the Company wrote off approximately $1.3 million of obsolete inventory.

9.	Property, Plant and Equipment, net

Property, plant and equipment consist of the following as of June 30, 2005 and March 31, 2005:

	June 30,	March 31,
	2005	2005
Land	$10,000	$10,000
Building and improvements	36,268	36,281
Machinery, equipment and fixtures	41,509	41,571
Property, plant and equipment	87,777	87,852
Less: Accumulated depreciation	(40,801)	(39,387)
Property, plant and equipment, net	$46,976	$48,465

Depreciation expense was $1,572 and $8,090 for the three months ended June 30, 2005 and for the year ended March 31, 2005.

During the year ended March 31, 2005, the Company consolidated its research & development (“R&D”) projects to better align its business needs with existing operations and to provide more efficient use of its facilities. As a result, certain R&D projects were discontinued and it was determined that related support equipment had no alternative use within the Company. Accordingly the equipment was either abandoned or scrapped. The loss on the disposal of fixed assets was $1,935 for the year ended March 31, 2005. In addition the Company wrote off excess and idle equipment with a net book value of $796 in the year ended March 31, 2005.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
_________________________________________________________________________________________________________

10.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of June 30, 2005 and March 31, 2005:
	June 30,	March 31,
	2005	2005

Accounts payable	$562	$1,186
Accrued payroll	532	723
Temporary receipts	608	510
Accrued liabilities	672	691
	$2,374	$3,110

11.	Mortgage and Other Debt

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

The Company was in compliance with the additional principal repayments requirement as of June 30, 2005. During the quarter ended June 30, 2005, the Company voluntarily prepaid four additional $0.5 million equal installments that were originally due on October 1, 2005, January 1, 2006, April 1, 2006 and July 1, 2006. In addition, the Company voluntarily prepaid an additional $0.5 million principal of the mortgage loan during the quarter ended June 30, 2005. Rates of interest on the borrowings ranged from 5.5% to 6.0% during the period. The balance of the mortgage loan as of June 30, 2005 was $18.3 million with an interest rate of 6.0%. Subsequent to June 30, 2005, the Company voluntarily prepaid additional $2.0 million principal of the mortgage loan. (See subsequent event on Note 15).

In April 2001, the Company obtained an equipment loan from a bank in the amount of $7.3 million. The loan was secured by specific pieces of equipment. The loan was voluntarily prepaid in full on October 12, 2004.

Global maintained a line of credit in Taiwan backed by commercial paper issued by Global for a maximum of 50 million New Taiwan Dollars (or approximately $1.6 million as of June 30, 2005). The interest rate is based on a rate set by the bank at the time funds are drawn. The line of credit will mature on April 7, 2006. The outstanding balance of any commercial paper under this line of credit must be fully secured by either a cash deposit or bond fund certificate. As of June 30, 2005, there was no commercial paper outstanding.

Global maintained its second line of credit of 80 million New Taiwan Dollars (or approximately $2.5 million as of June 30, 2005) from a Taiwan bank. The line of credit will mature on September 30, 2005. The interest rate is based on a rate set by the bank at the time funds are drawn. Annual rate of interest on the borrowings was 3.35% during the period. The amount drawn as of June 30, 2005 was 62.0 million New Taiwan Dollars (or approximately $2.0 million as of June 30, 2005) with an interest rate of 3.35%.

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

The second, third and final annual installments of $416, $347 and $197 to those employees electing to receive cash in lieu of additional options but not electing the early payment program were paid on March 31, 2003, 2004 and 2005.

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

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
___________________________________________________________________________________________________________

Compensation expense related to the Company’s stock compensation plans and conversion of the Contingently Promised Units has been reflected in the Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2005 and 2004 as follows:

	For the three months ended
	June 30,
	2005	2004
Cost of goods sold	$11	$12
Selling, general and administrative expenses	17	41
Research and development expenses	5	88
	$33	$141

13.	Income Taxes

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against certain deferred tax assets as of June 30, 2005 and March 31, 2005. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

During the fiscal year ended March 31, 2005, the Company’s federal income tax returns for fiscal years ended in 2000 to 2003 have been examined by the Internal Revenue Service. As a result of this review, certain tax credits previously claimed were considered to be excessive and therefore additional tax assessment was required. In the fiscal year ended March 31, 2005, the Company paid $281 for the tax assessments that may result. The total related interest payable assessed was $59. After the payment of $28 during the quarter, the remaining balance of $31 was included in accounts payable and accrued liabilities in the unaudited consolidated balance sheets as of June 30, 2005.

The Company was granted a five-year tax holiday in Taiwan, which will expire in 2006. There was no net impact of this tax holiday for the quarter ended June 30, 2005 and year ended March 31, 2005.

The Company’s investment in its Taiwan subsidiary is essentially permanent in duration and undistributed foreign earnings on June 30, 2005 amounted to $5.3 million. In accordance with the Taiwan Company Law and Global’s Articles of Incorporation, 10% of annual earnings shall be appropriated as legal reserve until the accumulated reserve equals the total capital of Global.

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

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
___________________________________________________________________________________________________________

14.	Commitments and contingencies

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

Changes in the Company’s warranty reserve during the three months ended June 30, 2005 and 2004 were as follows:

	Three months ended June 30,
	2005	2004
Beginning balance	$24	$16
Provision for warranty	10	11
Utilization of reserve	(5)	(17)
Ending balance	$29	$10

Global owns a condominium interest in the building in Kaohsiung, Taiwan. This facility is located on a ground lease that extends through 2011. The ground lease may be renewed indefinitely, and there is no penalty for early cancellation, except for forfeiture of the owned facility.

As of June 30, 2005,the Company’s future gross commitments under all leases was $0.1 million.

Global maintained a line of credit in Taiwan backed by commercial paper issued by Global for a maximum of 50 million New Taiwan Dollars (or approximately $1.6 million as of June 30, 2005). The interest rate is based on a rate set by the bank at the time funds are drawn. The line of credit will mature on April 7, 2006. The outstanding balance of any commercial paper under this line of credit must be fully secured by either a cash deposit or bond fund certificate. As of June 30, 2005, there was no commercial paper outstanding.

Global maintained its second line of credit of 80 million New Taiwan Dollars (or approximately $2.5 million as of June 30, 2005) from a Taiwan bank. The line of credit will mature on September 30, 2005. The interest rate is based on a rate set by the bank at the time funds are drawn. Annual rate of interest on the borrowings was 3.35% during the period. The amount drawn as of June 30, 2005 was 62.0 million New Taiwan Dollars (or approximately $2.0 million as of June 30, 2005) with an interest rate of 3.35%.

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

15.	Subsequent event

Subsequent to June 30, 2005, the Company voluntarily prepaid additional $2.0 million principal of the mortgage loan.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Certain statements contained in this report on Form 10-QSB that are not purely historical are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding the Company’s expectations, beliefs, anticipations, commitments, intentions and strategies regarding the future. Actual results could differ from those projected in any forward-looking statements. Factors that could contribute to such differences include, but are not limited to, those specific points discussed under “Risk Factors” in the Company’s 10-KSB/A-1.

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

The Company’s cost of goods sold consists primarily of the cost of direct materials, labor and manufacturing overhead, scrap and rework associated with products sold, as well as production start up costs. As demand changes, the Company attempts to manage its manufacturing capacity to meet demand for existing and new products; however, certain portions of its costs are fixed and as volumes decrease, these expenses are difficult to reduce proportionately, if at all. The Company assesses its inventory position on a monthly and quarterly basis with its then current forecasts. During the three months ended June 30, 2005, no obsolete inventory was written off. During the fiscal year ended March 31, 2005, the Company wrote off approximately $1.3 million of obsolete inventory.

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

During the fiscal year 2005, the Company consolidated its R&D projects to better align its business needs with existing operations and to provide a more efficient use of its facilities. As a result, certain R&D projects were discontinued and it was determined that related support equipment had no alternative use within the Company. Accordingly the equipment was either abandoned or scrapped, and a loss on the disposal of fixed assets of $1.9 million was recorded in the year ended March 31, 2005 in the consolidated statements of operations and comprehensive loss. The Company incurred a $56,000 gain on disposal of fixed assets for the quarter ended June 30, 2005.

Excess and idle equipment with a net book value of $796,000 had been written off in the year ended March 31, 2005. No additional excess and idle equipment were written off in the three months ended June 30, 2005.

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

Financial Results

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Net Sales

Net sales increased by 27.3% to $5.6 million for the quarter ended June 30, 2005 from $4.4 million for the quarter ended June 30, 2004. The increase was primarily due to an increase in the demand for fiberoptic components and test equipment by telecommunications equipment vendors.

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

Sales to different geographic areas may fluctuate from period to period depending on various factors such as new system development, purchase cycle and price. Net sales to customers in the United States accounted for $1.8 million and $1.9 million of total net sales, or 32.1% and 43.8%, for the three months ended June 30, 2005 and 2004, respectively.

As of June 30, 2005 and 2004, the Company experienced the following concentrations in sales to customers.

	Three months ended
	June 30,
	2005	2004

Percentage of revenue for 3 largest customers	58.4%	36.9%

No. of customers accounting for over 10% of net sales	4	3

Sales to the Company’s leading customers vary significantly from year to year and the Company does not have the ability to predict future sales to these customers.

Cost of Goods Sold and Gross Margin

Costs of goods sold declined 14.0% to $3.7 million in the quarter ended June 30, 2005 from $4.3 million in the quarter ended June 30, 2004. Gross margin as a percentage of net sales was 33.8% in the quarter ended June 30, 2005, compared to 2.0% in the quarter ended June 30, 2004.

The improvement in gross margin in the quarter ended June 30, 2005 is mainly due to expense and cost reductions. During the quarter ended June 30, 2005, no excess and obsolete inventory has been written off. For the quarter ended June 30, 2004, the Company wrote off an approximately $0.3 million of obsolete inventory and inventory impairment, or 6.1% of total net sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense was $1.2 million in the quarter ended June 30, 2005, compared to $1.3 million in the quarter ended June 30, 2004.

Research and Development Expenses

Research and development (“R&D”) expense was $1.1 million in the quarter ended June 30, 2005, compared to $1.4 million in the quarter ended June 30, 2004. The decrease in R&D spending reflects the cost reductions resulting from the elimination of certain product development programs and workforce reductions. Future expenditures are expected to fluctuate both in absolute dollars and as a percentage of revenue based on the need to invest in new research and development in order to remain competitive in this rapidly changing industry.

Other (Expense) Income

Other (expense) income for the quarters ended June 30, 2005 and 2004 are as follows:

	Three months ended
	June 30,
(in thousands)	2005	2004

Other (expense) income:
Interest expense	$(315)	$(300)
Interest income	121	93
Gain (loss) on disposal of fixed assets	56	(19)
Loss on currency exchange	(163)	-
Gain on disposal of expensed items	103	-
Other (expense) income, net	78	58
	$(120)	$(168)

Interest expense primarily represents the costs of borrowing by DiCon for its mortgage loan on the facility in Richmond, California. In the quarter ended June 30, 2005, the Company sold certain expensed tools and equipment for total proceeds of $103.

Loss Before Income Tax

The Company reported a net loss before income tax of $0.6 million for the current quarter compared to $2.8 million for the same quarter in the prior year. This is primarily due to increase in sales and improvement in gross margin during the quarter ended June 30, 2005.

Income Tax (Expense) Benefit

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against certain deferred tax assets at June 30, 2005. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

The effective tax rate for the three months ended June 30, 2005 and 2004 were both 0%. The tax rate for each period is the result of the consolidation of the tax provisions for the US operations with that of the Taiwan operations of Global, and can vary substantially from period to period depending on the relative performance of each operation.

Liquidity and Capital Resources

As of June 30, 2005, the Company had cash and cash equivalents of $2.8 million. In addition, the Company has $14.0 million invested in certificates of deposit and other marketable securities that in conformity with the requirements of generally accepted accounting principles were classified as marketable securities.

The net cash provided by operating activities of $2.3 million for the three months ended June 30, 2005 resulted from non-cash adjustments of $1.6 million to the net loss of $0.6 million for the three months ended June 30 2005, a reduction of accounts receivable and inventories of 1.9 million. This cash inflow is partially offset by a decrease in accounts payable of $0.5 million. Net cash used by operations for the three months ended June 30, 2004 was $0.6 million. It was primarily attributable to non-cash adjustments of $2.5 million to the net loss of $2.8 million for the three months ended June 30 2004. The cash outflow was further increased due to an increase of inventories of $0.9 million and a decrease in accounts payable and accrued liabilities of $0.2 million and was partially offset by a reduction of accounts receivables of $0.5 million and prepaid expenses of 0.3 million.

The increase in cash flows from investing activities of $0.6 million for the three months ended June 30, 2005 was primarily due to an increase in net proceeds of $0.7 million from the sale and purchase of marketable securities offset by $0.1 million in purchases of property, plant and equipment. Cash provided by investing activities of $1.7 million for the three months ended June 30, 2004 was primarily the result of an increase in net proceeds of $1.7 million from the sale and purchase of marketable securities.

Cash used in financing activities increased to $1.9 million for the three months ended June 30, 2005 from $0.3 million provided by financing activities in the three months ended June 30, 2004. This change is primarily attributable to the net increase of repayments of mortgages and other debt.

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

The Company was in compliance with the additional principal repayments requirement as of June 30, 2005. During the quarter ended June 30, 2005, the Company voluntarily prepaid four additional $0.5 million equal installments that were originally due on October 1, 2005, January 1, 2006, April 1, 2006 and July 1, 2006. In addition, the Company voluntarily prepaid an additional $0.5 million principal of the mortgage loan during the quarter ended June 30, 2005. Rates of interest on the borrowings ranged from 5.5% to 6.0% during the period. The balance of the mortgage loan as of June 30, 2005 was $18.3 million with an interest rate of 6.0%. Subsequent to June 30, 2005, the Company voluntarily prepaid additional $2.0 million principal of the mortgage loan.

Global maintained a line of credit in Taiwan backed by commercial paper issued by Global for a maximum of 50 million New Taiwan Dollars (or approximately $1.6 million as of June 30, 2005). The interest rate is based on a rate set by the bank at the time funds are drawn. The line of credit will mature on April 7, 2006. The outstanding balance of any commercial paper under this line of credit must be fully secured by either a cash deposit or bond fund certificate. As of June 30, 2005, there was no commercial paper outstanding.

Global maintained its second line of credit of 80 million New Taiwan Dollars (or approximately $2.5 million as of June 30, 2005) from a Taiwan bank. The line of credit will mature on September 30, 2005. The interest rate is based on a rate set by the bank at the time funds are drawn. Annual rate of interest on the borrowings was 3.35% during the period. The amount drawn as of June 30, 2005 was 62.0 million New Taiwan Dollars (or approximately $2.0 million as of June 30, 2005) with an interest rate of 3.35%.

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

As of June 30, 2005, the Company’s future gross commitment under all leases was $0.1 million.

Global maintained a line of credit in Taiwan backed by commercial paper issued by Global for a maximum of 50 million New Taiwan Dollars (or approximately $1.6 million as of June 30, 2005). The interest rate is based on a rate set by the bank at the time funds are drawn. The line of credit will mature on April 7, 2006. The outstanding balance of any commercial paper under this line of credit must be fully secured by either a cash deposit or bond fund certificate. As of June 30, 2005, there was no commercial paper outstanding.

Global maintained its second line of credit of 80 million New Taiwan Dollars (or approximately $2.5 million as of June 30, 2005) from a Taiwan bank. The line of credit will mature on September 30, 2005. The interest rate is based on a rate set by the bank at the time funds are drawn. Annual rate of interest on the borrowings was 3.35% during the period. The amount drawn as of June 30, 2005 was 62.0 million New Taiwan Dollars (or approximately $2.0 million as of June 30, 2005) with an interest rate of 3.35%..

Item 3. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures. The undersigned principal executive officer and principal financial officer of the Company conclude that the Company’s disclosure controls and procedures are effective as of June 30, 2005 based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15.

(b)  Changes in Internal Controls. There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities by Small Business Issuer.

None.

(b)	Purchases of Equity Securities by Small Business Issuer.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs (2)
April 1, 2005 through April 30, 2005	1,019	$0.96	--	--
May 1, 2005 through May 31, 2005	5,904	$0.96	--	--
June 1, 2005 through June 30, 2005	795	$0.96	--	--
Total	7,718	$0.96	--	--

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

DICON FIBEROPTICS, INC.
(Registrant)

Date:	August 12, 2005	By:	/s/ Ho-Shang Lee
(Signature)

			Name:	Ho-Shang Lee, Ph.D.
			Title:	President and Chief Executive Officer (principal executive officer)

Date:	August 12, 2005	By:	/s/ Jannett Wang
(Signature)

			Name:	Jannett Wang
			Title:	Vice President of Administration (principal financial officer)

Exhibit Index

Exhibit No.	Description

31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certificate of Vice President of Administration pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certificate of Vice President of Administration pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.