Form 10QSB
period 2005-09-30
DICON FIBEROPTICS INC
filed 2005-11-14
CIK 1119012

SECURITIES AND EXCHANGE COMMISISSION
WASHINGTON, DC 20549

FORM 10-QSB
_________________________

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005, or

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

Yes ☒ No ☐

The number of shares outstanding of the issuer’s common stock as of September 30, 2005 was 111,930,112.

Transitional Small Business Disclosure Format (check one): Yes  ☐ No ☒

__________________________________________________________________________________________________________

DICON FIBEROPTICS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.
DiCon Fiberoptics, Inc. and Subsidiary Unaudited Consolidated Balance Sheets (in thousands)

	September 30,	March 31,
	2005	2005 (1)
Assets
Current assets:
Cash and cash equivalents	$2,050	$1,784
Marketable securities	14,073	14,677
Accounts receivable, net of allowance for doubtful accounts of $81 and $180, respectively	2,630	4,104
Inventories	3,097	3,998
Interest receivable and prepaid expenses	264	232

Total current assets	22,114	24,795

Property, plant and equipment, net	45,410	48,465
Other assets	12	41
Total assets	$67,536	$73,301

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,740	$3,110
Advances received from customers	3,653	3,594
Mortgage and other debt	2,278	2,685

Total current liabilities	8,671	9,389

Mortgage and other debt, net of current portion	15,745	19,528
Total liabilities	24,416	28,917

Commitments (Note 14)

Shareholders' equity:
Common stock: no par value; 200,000 shares authorized; 111,930 and 111,950 shares issued and outstanding at September 30, 2005 and March 31, 2005, respectively	22,219	22,238
Additional paid-in capital	13,270	13,285
Deferred compensation	(95)	(176)
Retained earnings	8,377	9,537
Accumulated other comprehensive loss	(651)	(500)
Total shareholders' equity	43,120	44,384

Total liabilities and shareholders' equity	$67,536	$73,301

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1) Balances at March 31, 2005 are derived from the audited Financial Statements at that date.

DiCon Fiberoptics, Inc. and Subsidiary Unaudited Consolidated Statements of Operations and Comprehensive Loss (in thousands, except per share data)

	For the three months ended September 30,		For the six months ended September 30,
	2005	2004	2005	2004

Net sales	$4,774	$6,842	$10,400	$11,271

Cost of goods sold	3,291	3,921	7,014	8,268

Gross profit	1,483	2,921	3,386	3,003

Selling, general and administrative expenses	1,108	1,718	2,304	3,016
Research and development expenses	1,136	1,667	2,273	3,081

	2,244	3,385	4,577	6,097

Loss from operations	(761)	(464)	(1,191)	(3,094)

Other (expense) income:
Interest expense	(283)	(304)	(599)	(604)
Interest income	133	79	254	172
Gain (loss) on disposal of fixed assets	118	-	174	(19)
Other income (expense), net	185	(11)	203	47

Loss before income taxes	(608)	(700)	(1,159)	(3,498)

Income tax (expense)	-	(1)	(1)	(1)

Net loss	(608)	(701)	(1,160)	(3,499)
Other comprehensive income (loss):
Foreign currency translation adjustment	(307)	18	(150)	(256)
Unrealized holding (losses) on marketable securities arising during the period, net of realized (losses)	-	(19)	-	(17)

Comprehensive loss	$(915)	$(702)	$(1,310)	$(3,772)

Net loss per share - Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Average shares used in computing net loss per share - basic and diluted	111,940	111,976	111,944	111,982

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary Unaudited Consolidated Statement of Cash Flows (in thousands)
	Six Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,160)	$(3,499)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,784	4,142
Write down excess and obsolete inventories	-	538
Provision for bad debts	(99)	34
(Gain) loss on disposal of property, plant and equipment	(174)	19
Realized (gain) on available-for-sale marketable securities	-	(22)
Stock compensation expense	65	222
Changes in assets and liabilities:
Accounts receivable	1,570	(1,033)
Inventories	782	(1,548)
Prepaid expenses and other current assets	(34)	245
Other assets	28	(9)
Accounts payable and accrued liabilities	(18)	654
Deferred compensation payable	-	9
Net cash provided by (used in) operating activities	3,744	(248)

Cash flows from investing activities:
Purchases of marketable securities	(6,876)	(1,496)
Sales of marketable securities	7,479	18,643
Sale of property, plant and equipment	190	32
Purchases of property, plant and equipment	(102)	(199)
Net cash provided by investing activities	691	16,980

Cash flows from financing activities:
Borrowings under mortgages and other debt	1,224	1,559
Repayment of mortgages and other debt	(5,326)	(5,011)
Repurchases of common stock	(19)	(25)
Net cash (used in) financing activities	(4,121)	(3,477)

Effect of exchange rate changes on cash and cash equivalents	(48)	(2)

Net change in cash and cash equivalents	266	13,253
Cash and cash equivalents, beginning of period	1,784	1,359
Cash and cash equivalents, end of period	$2,050	$14,612

Supplemental disclosures of cash flow information:

Cash paid for interest	$648	$595

Cash paid for income taxes	$1	$1

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

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share data)
__________________________________________________________________________________________________________

	For the three months ended		For the six months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net loss, as reported	$(608)	$(701)	$(1,160)	$(3,499)

Add: Stock-based employee compensation expense included in reported net loss, net of tax	32	111	65	222

Deduct: Compensation expense based on fair value method, net of tax	(134)	(138)	(268)	(273)
Pro forma net loss	$(710)	$(728)	$(1,363)	$(3,550)

Reported net loss per share—basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Pro forma net loss per share—basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

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

As of September 30, 2005, the Company had cash and cash equivalents of $2.1 million. In addition, in conformity with the requirements of generally accepted accounting principles, $14.1 million was invested in certificates of deposit and other marketable securities that were classified as marketable securities. The Company invests cash in excess of short-term needs in these investments to attempt to improve yields on its total investment portfolio.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented below:

	For the three months ended		For the six months ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(608)	$(701)	$(1,160)	$(3,499)

Denominator:
Basic and diluted weighted average shares	111,940	111,976	111,944	111,982

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.03)

During all periods presented, the Company had options to purchase common stock outstanding, which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. Options to purchase 3,990 shares of common stock were outstanding at September 30, 2005 and options to purchase 4,565 shares of common stock were outstanding at September 30, 2004.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
__________________________________________________________________________________________________________

7.	Marketable Securities

The value of the Company’s investments by major security type is as follows:

	Cost	Unrealized	Unrealized	Fair
		Gain	Losses	Value
September 30, 2005
Certificate of Deposit	$14,073	$-	$-	$14,073
March 31, 2005
Certificate of Deposit	$14,677	$-	$-	$14,677

Debt securities include certificates of deposit with original maturities of greater than 90 days.

8.	Inventories

Inventories consist of the following as of September 30, 2005 and March 31, 2005:

	September 30,	March 31,
	2005	2005

Raw materials	$808	$1,177
Work-in-process	2,289	2,821
Total	$3,097	$3,998

During the six months period ended September 30, 2005, no obsolete inventory was written off. During the fiscal year ended March 31, 2005, the Company wrote off approximately $1.3 million of obsolete inventory.

9.	Property, Plant and Equipment, net

Property, plant and equipment consist of the following as of September 30, 2005 and March 31, 2005:

	September 30,	March 31,
	2005	2005
Land	$10,000	$10,000
Building and improvements	36,020	36,281
Machinery, equipment and fixtures	40,635	41,571
Property, plant and equipment	86,655	87,852
Less: Accumulated depreciation	(41,245)	(39,387)
Property, plant and equipment, net	$45,410	$48,465

Depreciation expense was $2,784 and $8,090 for the six months ended September 30, 2005 and for the year ended March 31, 2005.

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

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
_________________________________________________________________________________________________________

The Company has entered an agreement to sell approximately eleven (11) acres of land adjacent to the Company's facility in Richmond, California. The land use changes for the property have not been completed. No assurance can be given that the sale will occur.

10.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of September 30, 2005 and March 31, 2005:

	September 30,	March 31,
	2005	2005

Accounts payable	$719	$1,186
Accrued payroll	548	723
Temporary receipts	858	510
Accrued liabilities	615	691
	$2,740	$3,110

11.	Mortgage and Other Debt

The Company financed, in part, a new corporate campus located in Richmond, California, by obtaining a construction loan from a bank of $27.0 million on August 24, 2000. In November 2001, the same bank refinanced the outstanding balance of the construction loan with a mortgage loan maturing on November 20, 2004, with an amortization schedule based on a 25-year loan. Interest on the mortgage loan is accrued at a variable interest rate based on changes in the lender’s prime rate as of the 20th of each month. Principal and interest are payable monthly. During the year ended March 31, 2002, the Chairman, President and Chief Executive Officer of the institution with which the Company maintains the mortgage loan was appointed to the Company’s Board of Directors.

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

The Company was in compliance with the additional principal repayments requirement as of September 30, 2005. During the six months ended September 30, 2005, the Company voluntarily prepaid four additional $0.5 million equal installments that were originally due on October 1, 2005, January 1, 2006, April 1, 2006 and July 1, 2006. In addition, the Company voluntarily prepaid an additional $2.5 million principal of the mortgage loan during the six months ended September 30, 2005. Rates of interest on the borrowings ranged from 5.5% to 6.5% during the period. The balance of the mortgage loan as of September 30, 2005 was $16.2 million with an interest rate of 6.5%. Subsequent to September 30, 2005, the Company voluntarily prepaid additional $0.5 million principal of the mortgage loan. (See subsequent event on Note 15).

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

Global maintained a line of credit in Taiwan backed by commercial paper issued by Global for a maximum of 50 million New Taiwan Dollars (or approximately $1.5 million as of September 30, 2005). The interest rate is based on a rate set by the bank at the time funds are drawn. The line of credit will mature on April 7, 2006. The outstanding balance of any commercial paper under this line of credit must be fully secured by either a cash deposit or bond fund certificate. As of September 30, 2005, there was no commercial paper outstanding.

Global maintained its second line of credit of 80 million New Taiwan Dollars (or approximately $2.4 million as of September 30, 2005) from a Taiwan bank. The line of credit will mature on October 12, 2006. The interest rate is based on a rate set by the bank at the time funds are drawn. The amount drawn as of September 30, 2005 was 60.0 million New Taiwan Dollars (or approximately $1.8 million as of September 30, 2005) with an interest rate of 3.425% to 3.47%. Subsequent to September 30, 2005, the Company voluntarily repaid 23.0 million New Taiwan Dollars (or approximately $0.7 million as of September 30, 2005) of the line of credit. (See subsequent event on Note 15).

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

Compensation expense related to the Company’s stock compensation plans and conversion of the Contingently Promised Units has been reflected in the Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three months and six months ended September 30, 2005 and 2004 as follows:

	For the three months ended		For the six months ended
	September 30,		September 30,
	2005	2004	2005	2004
Cost of goods sold	$11	$10	$22	$22
Selling, general and administrative expenses	16	35	33	76
Research and development expenses	5	72	10	160
	$32	$117	$65	$258

13.	Income Taxes

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against certain deferred tax assets as of September 30, 2005 and March 31, 2005. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

During the fiscal year ended March 31, 2005, the Company’s federal income tax returns for fiscal years ended in 2000 to 2003 have been examined by the Internal Revenue Service. As a result of this review, certain tax credits previously claimed were considered to be excessive and therefore additional tax assessment was required. In the fiscal year ended March 31, 2005, the Company paid $281 for the tax assessments. The total related interest paid was $59.

The Company was granted a five-year tax holiday in Taiwan, which will expire in 2006. There was no net impact of this tax holiday for the six months ended September 30, 2005 and year ended March 31, 2005.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
___________________________________________________________________________________________________________

The Company’s investment in its Taiwan subsidiary is essentially permanent in duration and undistributed foreign earnings on September 30, 2005 amounted to $4.9 million. In accordance with the Taiwan Company Law and Global’s Articles of Incorporation, 10% of annual earnings shall be appropriated as legal reserve until the accumulated reserve equals the total capital of Global.

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

Changes in the Company’s warranty reserve during the six months ended September 30, 2005 and 2004 were as follows:

	Six months ended September 30,
	2005	2004
Beginning balance	$24	$16
Provision for warranty	24	93
Utilization of reserve	(22)	(71)
Ending balance	$26	$38

Global owns a condominium interest in the building in Kaohsiung, Taiwan. This facility is located on a ground lease that extends through 2011. The ground lease may be renewed indefinitely, and there is no penalty for early cancellation, except for forfeiture of the owned facility.

As of September 30, 2005,the Company’s future gross commitments under all leases was $0.1 million.

Global maintained a line of credit in Taiwan backed by commercial paper issued by Global for a maximum of 50 million New Taiwan Dollars (or approximately $1.5 million as of September 30, 2005). The interest rate is based on a rate set by the bank at the time funds are drawn. The line of credit will mature on April 7, 2006. The outstanding balance of any commercial paper under this line of credit must be fully secured by either a cash deposit or bond fund certificate. As of September 30, 2005, there was no commercial paper outstanding.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
___________________________________________________________________________________________________________

Global maintained its second line of credit of 80 million New Taiwan Dollars (or approximately $2.4 million as of September 30, 2005) from a Taiwan bank. The line of credit will mature on October 12, 2006. The interest rate is based on a rate set by the bank at the time funds are drawn. The amount drawn as of September 30, 2005 was 60.0 million New Taiwan Dollars (or approximately $1.8 million as of September 30, 2005) with an interest rate of 3.425% to 3.47%. Subsequent to September 30, 2005, the Company voluntarily repaid 23.0 million New Taiwan Dollars (or approximately $0.7 million as of September 30, 2005) of the line of credit. (See subsequent event on Note 15).

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

Subsequent to September 30, 2005, the Company voluntarily prepaid additional $0.5 million principal of the mortgage loan.

Subsequent to September 30, 2005, Global voluntarily repaid 23.0 million New Taiwan Dollars (or approximately $0.7 million as of September 30, 2005) of the line of credit.

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

The Company’s cost of goods sold consists primarily of the cost of direct materials, labor and manufacturing overhead, scrap and rework associated with products sold, as well as production start up costs. As demand changes, the Company attempts to manage its manufacturing capacity to meet demand for existing and new products; however, certain portions of its costs are fixed and as volumes decrease, these expenses are difficult to reduce proportionately, if at all. The Company assesses its inventory position on a monthly and quarterly basis with its then current forecasts. During the six months ended September 30, 2005, no obsolete inventory was written off. During the fiscal year ended March 31, 2005, the Company wrote off approximately $1.3 million of obsolete inventory.

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

During the fiscal year 2005, the Company consolidated its R&D projects to better align its business needs with existing operations and to provide a more efficient use of its facilities. As a result, certain R&D projects were discontinued and it was determined that related support equipment had no alternative use within the Company. Accordingly the equipment was either abandoned or scrapped, and a loss on the disposal of fixed assets of $1.9 million was recorded in the year ended March 31, 2005 in the consolidated statements of operations and comprehensive loss. The Company incurred a $174,000 gain on disposal of fixed assets for the six months ended September 30, 2005.

Excess and idle equipment with a net book value of $796,000 had been written off in the year ended March 31, 2005. No additional excess and idle equipment were written off in the six months ended September 30, 2005.

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

Financial Results

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Net Sales

Net sales declined 30.2% from $6.8 million for the quarter ended September 30, 2004 to $4.8 million for the quarter ended September 30, 2005. This decline reflected the overall decline in the demand for the Company’s fiberoptics components and test equipment by telecommunications equipment vendors as well as increased competition for the remaining business opportunities.

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

Sales to different geographic areas may fluctuate from period to period depending on various factors such as new system development, purchase cycle and price. Net sales to customers in the United States accounted for $1.6 million and $3.5 million of total net sales, or 33.6 % and 51.4%, for the three months ended September 30, 2005 and 2004, respectively.

As of September 30, 2005 and 2004, the Company experienced the following concentrations in sales to customers.

	Three months ended
	September 30,
	2005	2004

Percentage of revenue for 3 largest customers	54.2%	48.6%

No. of customers accounting for over 10% of net sales	3	4

Sales to the Company’s leading customers vary significantly from year to year and the Company does not have the ability to predict future sales to these customers.

Cost of Goods Sold and Gross Margin

Costs of goods sold declined 15.4% to $3.3 million in the quarter ended September 30, 2005 from $3.9 million in the quarter ended September 30, 2004. The reduction of $0.6 million is attributed to the lower volume of business in the current quarter.

Gross margin as a percentage of net sales was 31.1% in the quarter ended September 30, 2005, compared to 42.7% in the quarter ended September 30, 2004. The decline in gross margin for the quarter ended September 30, 2005 was primarily a result of low sales volume to absorb the Company’s fixed manufacturing costs despite expense and cost reductions along with more efficient material management and production planning.

There were no significant inventory adjustments for the quarter ended September 30, 2005. For the quarter ended September 30, 2004, the Company wrote off an approximately $0.3 million of obsolete inventory, or 3.9% of total net sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense was $1.1 million in the quarter ended September 30, 2005, compared to $1.7 million in the quarter ended September 30, 2004. The reduction is mainly due to lower depreciation charges resulting from the full amoritization of certain fixed assets.

Research and Development Expenses

Research and development (“R&D”) expense was $1.1 million in the quarter ended September 30, 2005, compared to $1.7 million in the quarter ended September 30, 2004. The decrease in R&D spending reflects the cost reductions resulting from the elimination of certain product development programs and workforce reductions. Future expenditures are expected to fluctuate both in absolute dollars and as a percentage of revenue based on the need to invest in new research and development in order to remain competitive in this rapidly changing industry.

Other (Expense) Income

Other (expense) income for the quarters ended September 30, 2005 and 2004 are as follows:

	Three months ended
	September 30,
(in thousands)	2005	2004

Other (expense) income:
Interest expense	$(283)	$(304)
Interest income	133	79
Gain (loss) on disposal of fixed assets	118	-
Realized gain on sales of marketable securities	-	22
Loss on currency exchange	(41)	(83)
Gain on disposal of expensed items	75	-
Non-refundable extension payments	150	-
Other (expense) income, net	1	50
	$153	$(236)

Interest expense primarily represents the costs of borrowing by DiCon for its mortgage loan on the facility in Richmond, California. In the quarter ended September 30, 2005, the Company sold certain expensed tools and equipment for total proceeds of $75.

The Company has entered an agreement to sell approximately eleven (11) acres of land adjacent to the Company's facility in Richmond, California. The land use changes for the property have not been completed. No assurance can be given that the sale will occur. During the quarter ended September 30, 2005, the Company received $0.15 million non-refundable extension payments.

Loss Before Income Tax

The Company reported a net loss before income tax of $0.6 million for the current quarter compared to $0.7 million for the same quarter in the prior year.

Income Tax (Expense) Benefit

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against certain deferred tax assets at September 30, 2005. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

The effective tax rate for the three months ended September 30, 2005 and 2004 were both 0%. The tax rate for each period is the result of the consolidation of the tax provisions for the US operations with that of the Taiwan operations of Global, and can vary substantially from period to period depending on the relative performance of each operation.

Six Months Ended September 30, 2005 Compared with Six Months Ended September 30, 2004

Net Sales

Net sales declined 8.0% to $10.4 million for the six months ended September 30, 2005 from $11.3 million for the six months ended September 30, 2004. This decline reflected the overall decline in the demand for the Company’s fiberoptics components and test equipment by telecommunications equipment vendors as well as increased competition for the remaining business opportunities.

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

Sales to different geographic areas may fluctuate from period to period depending on various factors such as new system development, purchase cycle and price. Net sales to customers in the United States accounted for $3.2 million and $5.4 million of total net sales, or 31.2 % and 48.4%, for the six months ended September 30, 2005 and 2004, respectively.

As of September 30, 2005 and 2004, the Company experienced the following concentrations in sales to customers.

	Six months ended
	September 30,
	2005	2004

Percentage of revenue for 3 largest customers	56.3%	42.7%

No. of customers accounting for over 10% of net sales	3	3

Sales to DiCon’s leading customers vary significantly from year to year and DiCon does not have the ability to predict future sales to these customers.

Cost of Goods Sold and Gross Margin

Costs of goods sold declined 15.6% to $7.0 million in the six months ended September 30, 2005 from $8.3 million in the six months ended September 30, 2004. Gross margin as a percentage of net sales was 32.5% in six months ended September 30, 2005, compared to a 26.6% in the six months ended September 30, 2004. The improvement in gross margin in the six months ended September 30, 2005 is mainly due to expense and cost reductions along with more efficient material management and production planning. There were no significant inventory adjustments for the six months ended September 30, 2005. During the six months ended September 30, 2004, DiCon wrote off a total of $0.5 million or 4.8% of total net sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense was $2.3 million for the six months ended September 30, 2005, compared to $3.0 million for the six months ended September 30, 2004. The reduction is mainly due to lower depreciation charges resulting from the full amoritization of certain fixed assets.

Research and Development Expenses

Research and development (“R&D”) expense was $2.3 million for the six months ended September 30, 2005, compared to $3.1 million for the six months ended September 30, 2004. The decrease in R&D spending reflects the cost reductions resulting from the elimination of certain product development programs and workforce reductions. Future expenditures are expected to fluctuate both in absolute dollars and as a percentage of revenue based on the need to invest in new research and development in order to remain competitive in this rapidly changing industry.

Other (Expense) Income

Other (expense) income for the six months ended September 30, 2005 and 2004 are as follows:

	Six months ended
	September 30,
(in thousands)	2005	2004

Other (expense) income:
Interest expense	$(599)	$(604)
Interest income	254	172
Gain (loss) on disposal of fixed assets	174	(19)
Realized gain on sales of marketable securities	-	22
Loss on currency exchange	(204)	(83)
Gain on disposal of expensed items	178	-
Non-refundable extension payments	225	-
Other (expense) income, net	4	108
	$32	$(404)

Interest expense primarily represents the costs of borrowing by DiCon for its mortgage loan on the Richmond, California, facility and its equipment loan. In the six months ended September 30, 2005, the Company sold certain expensed tools and equipment for total proceeds of $178.

During the six months ended September 30, 2005, the Company received $0.23 million non-refundable extension payments.

Loss Before Income Tax

The Company reported loss before income tax of $1.2 million for the six months ended September 30, 2005 compared to $3.5 million for the same six months in the prior year. The improvement in loss before income tax in the six months ended September 30, 2005 is mainly due to reductions in SG&A and R&D expenses.

Income Tax (Expense) Benefit

The Company reported $1 corporate estimated tax expense for the six months ended September 30, 2005 and 2004. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against certain deferred tax assets at September 30, 2005. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

For the six months ended September 30, 2005 and 2004, the effective tax rate was 0%. The tax rate for each period is the result of the consolidation of the tax provisions for the US operations with that of the Taiwan operations of Global Fiberoptics, and can vary substantially from period to period depending on the relative performance of each operation.

Liquidity and Capital Resources

As of September 30, 2005, the Company had cash and cash equivalents of $2.1 million. In addition, the Company has $14.1 million invested in certificates of deposit and other marketable securities that in conformity with the requirements of generally accepted accounting principles were classified as marketable securities.

The net cash provided by operating activities of $3.7 million for the six months ended September 30, 2005 resulted from non-cash adjustments of $2.6 million to the net loss of $1.2 million for the six months ended September 30 2005, a reduction of accounts receivable and inventories of 2.3 million. Net cash used by operations for the six months ended September 30, 2004 was $0.2 million. It was primarily attributable to non-cash adjustments of $4.9 million to the net loss of $3.5 million for the six months ended September 30 2004. The cash outflow was further increased due to an increase of accounts receivable and inventories of $2.5 million and was partially offset by a reduction of prepaid expenses and other current assets of 0.2 million and an increase of accounts payable and accrued liabilities of $0.7 million.

The increase in cash flows provided by investing activities of $0.7 million for the six months ended September 30, 2005 was primarily due to an increase in net proceeds of $0.6 million from the sale and purchase of marketable securities. Cash provided by investing activities of $16.9 million for the six months ended September 30, 2004 was primarily the result of an increase in net proceeds of $17.1 million from the sale and purchase of marketable securities offset by $0.2 million in purchases of property, plant and equipment.

Cash used in financing activities increased to $4.1 million for the six months ended September 30, 2005 from $3.5 million used in financing activities in the six months ended September 30, 2004. This change is primarily attributable to the net increase of repayments of mortgages and other debt.

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

The Company was in compliance with the additional principal repayments requirement as of September 30, 2005. During the six months ended September 30, 2005, the Company voluntarily prepaid four additional $0.5 million equal installments that were originally due on October 1, 2005, January 1, 2006, April 1, 2006 and July 1, 2006. In addition, the Company voluntarily prepaid an additional $2.5 million principal of the mortgage loan during the six months ended September 30, 2005. Rates of interest on the borrowings ranged from 5.5% to 6.5% during the period. The balance of the mortgage loan as of September 30, 2005 was $16.2 million with an interest rate of 6.5%. Subsequent to September 30, 2005, the Company voluntarily prepaid additional $0.5 million principal of the mortgage loan.

Global maintained a line of credit in Taiwan backed by commercial paper issued by Global for a maximum of 50 million New Taiwan Dollars (or approximately $1.5 million as of September 30, 2005). The interest rate is based on a rate set by the bank at the time funds are drawn. The line of credit will mature on April 7, 2006. The outstanding balance of any commercial paper under this line of credit must be fully secured by either a cash deposit or bond fund certificate. As of September 30, 2005, there was no commercial paper outstanding.

Global maintained its second line of credit of 80 million New Taiwan Dollars (or approximately $2.4 million as of September 30, 2005) from a Taiwan bank. The line of credit will mature on October 12, 2006. The interest rate is based on a rate set by the bank at the time funds are drawn. The amount drawn as of September 30, 2005 was 60.0 million New Taiwan Dollars (or approximately $1.8 million as of September 30, 2005) with an interest rate of 3.425% to 3.47%. Subsequent to September 30, 2005, the Company voluntarily repaid 23.0 million New Taiwan Dollars (or approximately $0.7 million as of September 30, 2005) of the line of credit.

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

As of September 30, 2005,the Company’s future gross commitments under all leases was $0.1 million.

Global maintained a line of credit in Taiwan backed by commercial paper issued by Global for a maximum of 50 million New Taiwan Dollars (or approximately $1.5 million as of September 30, 2005). The interest rate is based on a rate set by the bank at the time funds are drawn. The line of credit will mature on April 7, 2006. The outstanding balance of any commercial paper under this line of credit must be fully secured by either a cash deposit or bond fund certificate. As of September 30, 2005, there was no commercial paper outstanding.

Global maintained its second line of credit of 80 million New Taiwan Dollars (or approximately $2.4 million as of September 30, 2005) from a Taiwan bank. The line of credit will mature on October 12, 2006. The interest rate is based on a rate set by the bank at the time funds are drawn. The amount drawn as of September 30, 2005 was 60.0 million New Taiwan Dollars (or approximately $1.8 million as of September 30, 2005) with an interest rate of 3.425% to 3.47%. Subsequent to September 30, 2005, the Company voluntarily repaid 23.0 million New Taiwan Dollars (or approximately $0.7 million as of September 30, 2005) of the line of credit.

Item 3. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures. The undersigned principal executive officer and principal financial officer of the Company conclude that the Company’s disclosure controls and procedures are effective as of September 30, 2005 based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15.

(b)  Changes in Internal Controls. There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities by Small Business Issuer.

None.

(b)	Purchases of Equity Securities by Small Business Issuer.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs (2)
July 1, 2005 through July 30, 2005	1,969	$0.96	--	--
August 1, 2005 through August 31, 2005	1,116	$0.96	--	--
September 1, 2005 through September 30, 2005	8,822	$0.96	--	--
Total	11,907	$0.96	--	--

(1) All of the shares purchased were issued under the Employee Stock Purchase Program.

(2) DiCon does not have any publicly announced plans or programs for the purchase of shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of DiCon was held on September 11, 2005.

The following directors were elected at the meeting: Ho-Shang Lee, Gilles M. Corcos, C.L. Lin, Andrew F. Mathieson and Dunson Cheng. 105,791,438 shares were voted for the election of the five nominees and 6,148,612 shares were withheld from voting on the election of directors.

The shareholders voted on the ratification of the appointment of Burr, Pilger & Mayer LLP as the independent auditors for DiCon for the fiscal year ending March 31, 2006. 105,641,438 shares were voted for the ratification of the appointment, 6,208,612 shares were withheld from voting on the ratification of the appointment, and 90,000 shares were abstained from voting on the ratification of the appointment.

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

DICON FIBEROPTICS, INC.
(Registrant)

Date:	November 14, 2005	By:	/s/ Ho-Shang Lee
(Signature)

			Name:	Ho-Shang Lee, Ph.D.
			Title:	President and Chief Executive Officer (principal executive officer)

Date:	November 14, 2005	By:	/s/ Jannett Wang
(Signature)

			Name:	Jannett Wang
			Title:	Vice President of Administration (principal financial officer)

Exhibit Index

Exhibit No.	Description

31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certificate of Vice President of Administration pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certificate of Vice President of Administration pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.