Form 10QSB
period 2006-02-13
DICON FIBEROPTICS INC
filed 2006-02-14
CIK 1119012

SECURITIES AND EXCHANGE COMMISISSION
WASHINGTON, DC 20549

FORM 10-QSB
_________________________

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005, or

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

(510) 620-5000
(Issuer's Telephone Number, Including Area Code)
_________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

        Yes  ☐ No ☒

The number of shares outstanding of the issuer's common stock as of December 31, 2005 was 111,923,473.

Transitional Small Business Disclosure Format (check one): Yes  ☐ No ☒

__________________________________________________________________________________________________________

DICON FIBEROPTICS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.
DiCon Fiberoptics, Inc. and Subsidiary Unaudited Consolidated Balance Sheets (in thousands)

	December 31,	March 31,
	2005	2005 (1)
Assets
Current assets:
Cash and cash equivalents	$2,991	$1,784
Marketable securities	19,696	14,677
Accounts receivable, net of allowance for doubtful accounts of $73 and $181, respectively	2,803	4,104
Inventories	2,884	3,998
Interest receivable and prepaid expenses	549	232

Total current assets	28,923	24,795

Property, plant and equipment, net	38,863	48,465
Other assets	14	41
Total assets	$67,800	$73,301

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,426	$3,110
Advances received from customers	3,636	3,594
Mortgage and other debt	2,978	2,685
Federal income tax payable	150	-
Total current liabilities	8,190	9,389

Mortgage and other debt, net of current portion	9,455	19,528
Total liabilities	17,645	28,917

Commitments (Note 14)

Shareholders' equity:
Common stock: no par value; 200,000 shares authorized; 111,923 and 111,950 shares issued and outstanding at December 31, 2005 and March 31, 2005, respectively	22,212	22,238
Additional paid-in capital	13,266	13,285
Deferred compensation	(60)	(176)
Retained earnings	15,299	9,537
Accumulated other comprehensive loss	(562)	(500)
Total shareholders' equity	50,155	44,384

Total liabilities and shareholders' equity	$67,800	$73,301

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1) Balances at March 31, 2005 are derived from the audited Financial Statements at that date.

DiCon Fiberoptics, Inc. and Subsidiary Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands, except per share data)

	For the three months ended December 31,		For the nine months ended December 31,
	2005	2004	2005	2004

Net sales	$4,757	$6,699	$15,157	$17,970

Cost of goods sold	2,634	4,855	9,648	13,123

Gross profit	2,123	1,844	5,509	4,847

Selling, general and administrative expenses	1,175	1,323	3,479	4,339
Research and development expenses	1,112	1,299	3,385	4,380
	2,287	2,622	6,864	8,719

Income (loss) from operations	(164)	(778)	(1,355)	(3,872)

Other (expense) income:
Interest expense	(276)	(332)	(875)	(936)
Interest income	180	88	434	260
Gain (loss) on disposal of fixed assets	7,259	(1,935)	7,433	(1,953)
Other income (expense), net	72	19	275	65

Income (loss) before income taxes	7,071	(2,938)	5,912	(6,436)

Income tax (expense)	(150)	(281)	(151)	(282)

Net income (loss)	6,921	(3,219)	5,761	(6,718)
Other comprehensive income (loss):
Foreign currency translation adjustment	88	759	(62)	503
Unrealized holding (losses) on marketable securities arising during the period, net of realized (losses)	-	-	-	(17)

Comprehensive income (loss)	$7,009	$(2,460)	$5,699	$(6,232)

Net income (loss) per share - Basic	$0.06	$(0.03)	$0.05	$(0.06)
Net income (loss) per share - Diluted	$0.06	$(0.03)	$0.05	$(0.06)

Average shares used in computing net income (loss) per share - basic	111,927	111,964	111,938	111,976
Average shares used in computing net income (loss) per share - diluted	111,988	111,964	112,002	111,976

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary Unaudited Consolidated Statement of Cash Flows (in thousands)
	Nine Months Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$5,761	$(6,718)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,722	6,164
Write down excess and obsolete inventories	-	890
Provision for bad debts	(107)	87
Provision for estimated losses due to vacated properties, net of sublease income	-	(121)
(Gain) loss on disposal of property, plant and equipment	(7,433)	1,953
Realized (gain) on available-for-sale marketable securities	-	(22)
Stock compensation expense	97	332
Changes in assets and liabilities:
Accounts receivable	1,407	(823)
Inventories	1,014	(972)
Prepaid expenses and other current assets	(318)	287
Other assets	26	24
Accounts payable and accrued liabilities	(1,332)	(434)
Income tax payable	150	281
Deferred compensation payable	-	2
Net cash provided by operating activities	2,987	930

Cash flows from investing activities:
Purchases of marketable securities	(19,362)	(14,068)
Sales of marketable securities	14,328	19,670
Sale of property, plant and equipment	13,128	12
Purchases of property, plant and equipment	(114)	(209)
Net cash provided by investing activities	7,980	5,405

Cash flows from financing activities:
Borrowings under mortgages and other debt	2,408	2,513
Repayment of mortgages and other debt	(12,121)	(8,469)
Repurchases of common stock	(25)	(30)
Net cash (used in) financing activities	(9,738)	(5,986)

Effect of exchange rate changes on cash and cash equivalents	(22)	57

Net change in cash and cash equivalents	1,207	406
Cash and cash equivalents, beginning of period	1,784	1,359
Cash and cash equivalents, end of period	$2,991	$1,765

Supplemental disclosures of cash flow information:

Cash paid for interest	$929	$871

Cash paid for income taxes	$1	$1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
_________________________________________________________________________________________________________

1.	Nature of operations

The business of DiCon Fiberoptics, Inc. and Subsidiary (the "Company") is developing, manufacturing and marketing optical components, modules, and test instruments for optical communications markets. DiCon Fiberoptics, Inc. ("DiCon") is incorporated in California. The Company has its headquarters and a domestic manufacturing facility in California. The Company, through Global Fiberoptics Inc. ("Global"), its wholly owned Taiwanese subsidiary, formed in December 1999, also operates a manufacturing and sales facility in Kaohsiung, Taiwan, and conducts manufacturing and Asian marketing and sales activities there.

2.	Basis of presentation

The Company operates and reports based on a fiscal year that ends on March 31st. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and on the same basis of presentation as the audited financial statements included in the Company's Annual Report on Form 10-KSB/A-1 as filed with the Securities and Exchange Commission (SEC) on July 11, 2005 (the "Company's 10-KSB/A-1"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company's management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended March 31, 2005 included in the Company's 10-KSB/A-1.

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

The Company accounts for stock-based compensation issued to employees using the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, presents disclosure of pro forma information required under Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." Stock and other equity instruments issued to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services," and recorded at their fair value. Expenses associated with stock-based compensation is amortized on a straight line basis over the vesting period of the individual award.

Had compensation cost for the Company's stock option plans been determined based on the fair value of such awards at the grant dates as prescribed by SFAS No. 123, stock-based compensation costs would have impacted net income (loss) and income (loss) per common share for the fiscal periods presented, as follows:

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share data)
__________________________________________________________________________________________________________

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2005	2004	2005	2004

Net income (loss), as reported	$6,921	$(3,219)	$5,761	$(6,718)

Add: Stock-based employee compensation expense included in reported net loss, net of tax	32	110	97	332

Deduct: Compensation expense based on fair value method, net of tax	(134)	(132)	(402)	(405)
Pro forma net income (loss)	$6,819	$(3,241)	$5,456	$(6,791)

Reported net income (loss) per share-basic	$0.06	$(0.03)	$0.05	$(0.06)
Reported net income (loss) per share-diluted	$0.06	$(0.03)	$0.05	$(0.06)
Pro forma net income (loss) per share-basic	$0.06	$(0.03)	$0.05	$(0.06)
Pro forma net income (loss) per share-diluted	$0.06	$(0.03)	$0.05	$(0.06)

No tax effects were included in the determination of pro forma net income (loss) because the deferred tax asset resulting from stock-based employee compensation would be offset by an additional valuation allowance for deferred tax assets.

4. Recent accounting pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154 ("SFAS No.154"), "Accounting Changes and Error Corrections." This statement replaces APB 20 and SFAS 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No.154 requires retrospective application to prior periods' financial statements of changes in accounting principle. Adoption of this statement is not expected to have a material impact on its financial position and results of operations.

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

As of December 31, 2005, the Company had cash and cash equivalents of $3.0 million. In addition, in conformity with the requirements of generally accepted accounting principles, $19.7 million was invested in certificates of deposit and other marketable securities that were classified as marketable securities. The Company invests cash in excess of short-term needs in these investments to attempt to improve yields on its total investment portfolio.

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

6.	Basic net income (loss) per share

Basic income (loss) per share is computed by dividing the net income (loss) (numerator) by the weighted average number of common shares outstanding (denominator) during the periods presented, excluding the dilutive effect of stock options. Diluted net income (loss) per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds of stock option exercises.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below:
	For the three months ended		For the nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$6,921	$(3,219)	$5,761	$(6,718)

Denominator:
Basic weighted average shares	111,927	111,964	111,938	111,976
Diluted weighted average shares	111,988	111,964	112,002	111,976

Basic net income (loss) per share	$0.06	$(0.03)	$0.05	$(0.06)
Diluted net income (loss) per share	$0.06	$(0.03)	$0.05	$(0.06)

During all periods presented, the Company had options to purchase common stock outstanding, which could potentially dilute basic earnings per share in the future. For the three months and nine months ended December 31, 2004, they were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. Options to purchase 4,100 and 4,499 shares of common stock were outstanding at December 31, 2005 and 2004.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
__________________________________________________________________________________________________________

7.	Marketable Securities

The value of the Company's investments by major security type is as follows:

	Cost	Unrealized	Unrealized	Fair
		Gain	Losses	Value
December 31, 2005
Certificate of Deposit	18,691	-	-	18,691
Money market fund	1,005	-	-	1,005
Total:	$19,696	$-	$-	$19,696
March 31, 2005
Certificate of Deposit	$14,677	$-	$-	$14,677

Marketable securities include certificates of deposit with original maturities of greater than 90 days.

8.	Inventories

Inventories consist of the following as of December 31, 2005 and March 31, 2005:

	December 31,	March 31,
	2005	2005

Raw materials	$739	$1,177
Work-in-process	2,145	2,821
Total	$2,884	$3,998

During the nine months period ended December 31, 2005, no obsolete inventory was written off. During the fiscal year ended March 31, 2005, the Company wrote off approximately $1.3 million of obsolete inventory.

9.	Property, Plant and Equipment, net

Property, plant and equipment consist of the following as of December 31, 2005 and March 31, 2005:

	December 31,	March 31,
	2005	2005
Land	$5,944	$10,000
Building and improvements	34,233	36,281
Machinery, equipment and fixtures	40,736	41,571
Property, plant and equipment	80,913	87,852
Less: Accumulated depreciation	(42,050)	(39,387)
Property, plant and equipment, net	$38,863	$48,465

Depreciation expense was $3,722 and $8,090 for the nine months ended December 31, 2005 and for the year ended March 31, 2005.

On December 15, 2005, the Company sold approximately eleven (11) acres of land ("Property") adjacent to the Company's facility in Richmond, California, to Pulte Home Corporation ("Pulte"). The total purchase price for the Property was $12.93 million, which resulted in the removal of net book value of $4.1 million of Land and $1.6 million of Building and improvements from the Company's Unaudited Consolidated Balance Sheets. This transaction resulted in a pre-tax gain on sale of approximately $7.2 million. Pulte paid $0.98 million of the purchase price prior to the close of escrow for the sale and the balance of the purchase price of $11.95 million on the close of escrow for the sale.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
_________________________________________________________________________________________________________

The sale was pursuant to a Purchase and Sale Agreement and Preliminary Escrow Instructions between the Company as seller and Pulte as buyer entered into as of February 27, 2004, as amended by a First Amendment, a Second Amendment, a Third Amendment, a Fourth Amendment, a Fifth Amendment, a Sixth Amendment and a Seventh Amendment.

During the year ended March 31, 2005, the Company consolidated its research & development ("R&D") projects to better align its business needs with existing operations and to provide more efficient use of its facilities. As a result, certain R&D projects were discontinued and it was determined that related support equipment had no alternative use within the Company. Accordingly the equipment was either abandoned or scrapped. The loss on the disposal of fixed assets was $1,935 for the year ended March 31, 2005. In addition the Company wrote off excess and idle equipment with a net book value of $796 in the year ended March 31, 2005.

10.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of December 31, 2005 and March 31, 2005:

	December 31,	March 31,
	2005	2005

Accounts payable	$500	$1,186
Accrued payroll	326	723
Temporary receipts	7	510
Accrued liabilities	593	691
	$1,426	$3,110

11.	Mortgage and Other Debt

The Company financed, in part, a new corporate campus located in Richmond, California, by obtaining a construction loan from a bank of $27.0 million on August 24, 2000. In November 2001, the same bank refinanced the outstanding balance of the construction loan with a mortgage loan maturing on November 20, 2004, with an amortization schedule based on a 25-year loan. Interest on the mortgage loan is accrued at a variable interest rate based on changes in the lender's prime rate as of the 20th of each month. Principal and interest are payable monthly. During the year ended March 31, 2002, the Chairman, President and Chief Executive Officer of the institution with which the Company maintains the mortgage loan was appointed to the Company's Board of Directors.

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

The Company was in compliance with the additional principal repayments requirement as of December 31, 2005. During the nine months ended December 31, 2005, the Company voluntarily prepaid three additional $0.5 million equal installments that were originally due on January 1, 2006, April 1, 2006 and July 1, 2006. In addition, the Company voluntarily prepaid an additional $8.5 million principal of the mortgage loan during the nine months ended December 31, 2005. This included $5.5 million from the proceeds of the land sale. Rates of interest on the borrowings ranged from 6.5% to 7.0% during the period. The balance of the mortgage loan as of December 31, 2005 was $10.1 million with an interest rate of 7.0%.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
__________________________________________________________________________________________________________

Global maintained a line of credit in Taiwan backed by commercial paper issued by Global for a maximum of 50 million New Taiwan Dollars (or approximately $1.5 million as of December 31, 2005). The interest rate is based on a rate set by the bank at the time funds are drawn. The line of credit will mature on April 7, 2006. The outstanding balance of any commercial paper under this line of credit must be fully secured by either a cash deposit or bond fund certificate. As of December 31, 2005, there was no commercial paper outstanding.

Global maintained its second line of credit of 80 million New Taiwan Dollars (or approximately $2.4 million as of December 31, 2005) from a Taiwan bank. The line of credit will mature on October 12, 2006. The interest rate is based on a rate set by the bank at the time funds are drawn.  The amount drawn as of December 31, 2005 was 76.0 million New Taiwan Dollars (or approximately $2.3 million as of December 31, 2005) with an interest rate of 3.45% to 3.495%. Subsequent to December 31, 2005, the Company voluntarily repaid 41.0 million New Taiwan Dollars (or approximately $1.2 million as of December 31, 2005) of the line of credit. (See subsequent event in Note 15).

12.	Stock Plans and Deferred Compensation Liability

As an incentive for employees to assist in growing the Company, prior to March 31, 2001 the Company maintained a phantom stock plan (the "Phantom Stock Plan") under which it granted eligible employees phantom stock units that entitled the employees to participate in the current and future value of the Company. In addition, the Company made contingent commitments to eligible employees to grant stock units in the future (the "Contingently Promised Stock Units"). The shares under the plan were valued semiannually, typically in May and December. These stock units vested 50 percent upon receipt and 50 percent on the first anniversary of the grant date and had an exercise price of zero. During the service period of one-year following the date of the grant, the vested units could be redeemed for cash on a net basis by forfeiting additional units equal to the number of units redeemed. Thereafter, a maximum of 60 percent of the units could be redeemed while the holder was still an employee of the Company. The Company recorded a liability for the value of the unredeemed vested shares at the current value as of the financial statement date.

On March 31, 2001, the Company offered its employees two new equity incentive plans, an Employee Stock Option Plan (the "Option Plan") and an Employee Stock Purchase Plan (the "Purchase Plan"). Grants under the Phantom Stock Plan have been discontinued. Under both the Option Plan and the Purchase Plan, the exercise or purchase price is not to be less than 85 percent of the fair value of Company's common stock at the time of grant under the Option Plan or purchase under the Purchase Plan. New options granted under the Option Plan generally vest over five years and expire after ten years.

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

As of December 31, 2002, the total remaining undiscounted future cash payments related to the conversion of the Company's Phantom Stock Plan to its Option Plan totaled $7,645, payable in three equal annual installments beginning March 31, 2003. In order to reduce this liability, the Company offered the participants an opportunity to receive an early payment in January 2003. As a result, under the terms of the early payment program, the Company paid $1,979 on January 10, 2003 and reduced the future liability for Contingently Promised Units by $2,058.

The second, third and final annual installments of $416, $347 and $197 to those employees electing to receive cash in lieu of additional options but not electing the early payment program were paid on March 31, 2003, 2004 and 2005.

The Purchase Plan was available to all eligible employees who met certain service requirements. Effective April 1, 2001, employees participating in the Purchase Plan could elect to deduct up to 10 percent of gross pay to purchase stock in the Company. Stock transactions pursuant to the Purchase Plan occurred semiannually on December 31 and March 31. The Company could sell up to 3,230 shares of stock under the Purchase Plan. Employees purchased 70 shares at a price of $3.85 per share on December 31, 2001 and 174 shares at a price of $2.10 on March 31, 2002. In May 2002, the Company issued 659 additional shares of common stock to employees under the Purchase Plan for aggregate cash consideration of $1,384 at a price of $2.10. In September 2002, the Company suspended the sale of shares to employees under the Purchase Plan.

Compensation expense related to the Company's stock compensation plans and conversion of the Contingently Promised Units has been reflected in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended December 31, 2005 and 2004 as follows:

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Cost of goods sold	$11	$11	$33	$33
Selling, general and administrative expenses	16	37	49	113
Research and development expenses	5	78	15	238
	$32	$126	$97	$384

13.	Income Taxes

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

For the three and nine months ended December 31, 2005, the Company recorded a tax provision of $0.15 million related to the 90% alternative minimum tax limitation.

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against certain deferred tax assets as of December 31, 2005 and March 31, 2005. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
___________________________________________________________________________________________________________

The Company has amended the State income tax return for the fiscal year ended in 2000 in order to claim the Enterprise Zone Credit. The amendment is currently under review. The Company may receive an additional income tax refund from credits not previousely claimed in the original return.

During the fiscal year ended March 31, 2005, the Company's federal income tax returns for fiscal years ended in 2000 to 2003 were examined by the Internal Revenue Service. As a result of this review, certain tax credits previously claimed were considered to be excessive and therefore an additional tax assessment was required. In the fiscal year ended March 31, 2005, the Company paid $281 for the tax assessments. The total related interest paid was $59.

The Company was granted a five-year tax holiday in Taiwan, which will expire in 2006. There was no net impact of this tax holiday for the nine months ended December 31, 2005 and for the year ended March 31, 2005.

The Company's investment in its Taiwan subsidiary is essentially permanent in duration and undistributed foreign earnings on December 31, 2005 amounted to $5.0 million. In accordance with the Taiwan Company Law and Global's Articles of Incorporation, 10% of annual earnings shall be appropriated as legal reserve until the accumulated reserve equals the total capital of Global.

There is no plan to distribute these earnings to DiCon. If at some future date all or portions of these foreign earnings are distributed as dividends to DiCon, substantial additional taxes would be due. On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act creates a temporary incentive for U.S. companies to repatriate accumulated foreign earnings by providing a one-time deduction of 85% for certain dividends from controlled foreign corporations. The deduction is subject to certain limitations and numerous provisions of the Act contain uncertainties that require interpretation and evaluation. The Company has not accrued income taxes on the accumulated undistributed earnings of the Company's Taiwan subsidiary, as these earnings are currently expected to be reinvested indefinitely.

The Company also has foreign net operating loss carry-forward of 119.0 million New Taiwan Dollars (or approximately $3.8 million as of March 31, 2005), which expire beginning in the year 2008.

14.	Commitments and contingencies

The Company normally provides warranties for its products for one year. The Company provides reserves for the estimated cost of product warranties at the time revenue is recognized. Estimates of the costs of warranty obligations are based on the Company's historical experience of known project failure rates, use of materials and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should the Company's accrual experience relative to these factors differ from estimates, the Company may be required to record additional warranty reserves. Alternatively, if the Company provides more reserves than needed, the Company may reverse a portion of such provision in future periods.

Changes in the Company's warranty reserve during the nine months ended December 31, 2005 and 2004 were as follows:

	Nine months ended December 31,
	2005	2004
Beginning balance	$24	$16
Provision for warranty	39	72
Utilization of reserve	(41)	(53)
Ending balance	$22	$35

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

As of December 31, 2005,the Company's future gross commitments under all leases was $0.1 million.

Global maintained a line of credit in Taiwan backed by commercial paper issued by Global for a maximum of 50 million New Taiwan Dollars (or approximately $1.5 million as of December 31, 2005). The interest rate is based on a rate set by the bank at the time funds are drawn. The line of credit will mature on April 7, 2006. The outstanding balance of any commercial paper under this line of credit must be fully secured by either a cash deposit or bond fund certificate. As of December 31, 2005, there was no commercial paper outstanding.

Global maintained its second line of credit of 80 million New Taiwan Dollars (or approximately $2.4 million as of December 31, 2005) from a Taiwan bank. The line of credit will mature on October 12, 2006. The interest rate is based on a rate set by the bank at the time funds are drawn. The amount drawn as of December 31, 2005 was 76.0 million New Taiwan Dollars (or approximately $2.3 million as of December 31, 2005) with an interest rate of 3.45% to 3.495%. Subsequent to December 31, 2005, the Company voluntarily repaid 41.0 million New Taiwan Dollars (or approximately $1.2 million as of December 31, 2005) of the line of credit. (See subsequent event in Note 15).

In May 2005, Lucent Technologies Inc. ("Lucent") filed an action against the Company in the United States District Court for the District of New Jersey. Lucent alleges that certain switches purchased by it under a contract with the Company entered into in 2000 were defective. The complaint asserts breach of contract and the implied duty of good faith and fair dealing by the Company and seeks damages, costs, expenses and other sums totaling in excess of $10 million. The Company intends to contest the case vigorously.

15.	Subsequent event

On January 6, 2006, the Board declared a special cash dividend of $0.02 per share of common stock in the aggregate amount of $2.2 million  to shareholders of record as of January 6, 2006. The dividend was paid on January 24, 2006.

Subsequent to December 31, 2005, Global voluntarily repaid 41.0 million New Taiwan Dollars (or approximately $1.2 million as of December 31, 2005) of the line of credit.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Certain statements contained in this report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of the federal securities laws, including, without limitation, statements regarding the Company's expectations, beliefs, anticipations, commitments, intentions and strategies regarding the future. Actual results could differ from those projected in any forward-looking statements. Factors that could contribute to such differences include, but are not limited to, those specific points discussed under "Risk Factors" in the Company's 10-KSB/A-1.

Overview

The Company designs and manufactures passive optical components, modules and test instruments for current and next-generation optical communications markets. The Company designs and manufactures a broad portfolio of technically advanced products that filter, split, combine, attenuate, and route light in optical networks. The Company also sells products used for testing optical devices and systems. The Company's products are based on its proprietary technologies, including thin-film coating, micro-optic design, optical element finishing, Micro Electro-Mechanical Systems ("MEMS"), advanced packaging and process automation. The Company was founded in 1986 and first became profitable in 1988. It remained profitable each fiscal year until the fiscal year ended March 31, 2002.

The Company operates from its owned 200,000 square feet facility in Richmond, California, which contains all of the Company's domestic manufacturing, R&D, sales and administration operations. The Company has overseas manufacturing operations at its 88,000 square foot facility in Kaohsiung, Taiwan. Although the Company owns a condominium interest in the building, it is located on a ground lease that extends through 2011. The ground lease may be renewed indefinitely, and there is no penalty for early cancellation, except for forfeiture of the owned facility.

The Company's communications products include Wavelength Division Multiplexers ("WDMs"), amplifier components, switches and attenuators, MEMS devices and modules. Its measurement products include variable attenuators, tunable filters, and test instruments for telecommunication applications. The Company markets and sells its products worldwide through its direct sales force, its subsidiary Global and through selected distributors.

The optical networking industry is rapidly changing and the volume and timing of orders are difficult to predict. Since the fourth quarter of 2000, the fiberoptics industry has gone through a significant period of consolidation following a dramatic curtailment of capital spending by most carriers faced with substantial excess bandwidth capacity and very high levels of corporate debt. The Company's customers are manufacturers of telecommunications equipment. The Company believes its customers generally view the purchase of the Company's products as a significant and strategic decision. As a result, customers typically commit substantial effort in evaluating the Company's technology, and testing and qualifying its products and manufacturing processes. This customer evaluation and qualification process frequently results in a lengthy initial sales cycle of nine months or longer.

The Company's cost of goods sold consists primarily of the cost of direct materials, labor and manufacturing overhead, scrap and rework associated with products sold, as well as production start up costs. As demand changes, the Company attempts to manage its manufacturing capacity to meet demand for existing and new products; however, certain portions of its costs are fixed and as volumes decrease, these expenses are difficult to reduce proportionately, if at all. The Company assesses its inventory position on a monthly and quarterly basis with its then current forecasts. During the nine months ended December 31, 2005, no obsolete inventory was written off. During the fiscal year ended March 31, 2005, the Company wrote off approximately $1.3 million of obsolete inventory.

Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to consultants and outside service providers, material and equipment costs, and other expenses related to the design, development, testing and enhancement of the Company's products. The Company expenses all of its research and development costs as incurred and does not capitalize any research and development expenditures except for equipment with a useful life longer than one year and useful for purposes other than the current research and development project. The Company believes that research and development is critical to strategic product development and expects to continue to devote significant resources to product research and development. The Company expects its research and development expenses to fluctuate both in absolute dollars and as a percentage of sales based on its perceived need for, and expected return from, its research and development efforts.

Selling, general and administrative expenses include salaries, benefits, commissions, product promotion and administrative expenses. The Company expects these expenses to continue to be substantial as the Company strives to sustain its market share in the fiberoptic component manufacturing business.

On December 15, 2005, the Company sold approximately eleven (11) acres of land ("Property") adjacent to the Company's facility in Richmond, California, to Pulte Home Corporation ("Pulte"). The total purchase price for the Property was $12.93 million, which resulted in the removal of net book value of $4.1 million of Land and $1.6 million of Building and improvements from the Company's Consolidated Balance Sheets. This transaction resulted in a pre-tax gain on sale of approximately $7.2 million. Pulte paid $0.98 million of the purchase price prior to the close of escrow for the sale and the balance of the purchase price of $11.95 million on the close of escrow for the sale.

The sale was pursuant to a Purchase and Sale Agreement and Preliminary Escrow Instructions between the Company as seller and Pulte as buyer entered into as of February 27, 2004, as amended by a First Amendment, a Second Amendment, a Third Amendment, a Fourth Amendment, a Fifth Amendment, a Sixth Amendment and a Seventh Amendment.

On December 16, 2005, the Company voluntarily prepaid an additional $5.5 million principal of the mortgage loan.

During the fiscal year 2005, the Company consolidated its R&D projects to better align its business needs with existing operations and to provide a more efficient use of its facilities. As a result, certain R&D projects were discontinued and it was determined that related support equipment had no alternative use within the Company. Accordingly the equipment was either abandoned or scrapped, and a loss on the disposal of fixed assets of $1.9 million was recorded in the year ended March 31, 2005 in the consolidated statements of operations and comprehensive loss. The Company incurred a $7,433,000 gain on disposal of fixed assets for the nine months ended December 31, 2005.

Excess and idle equipment with a net book value of $796,000 had been written off in the year ended March 31, 2005. No additional excess and idle equipment were written off in the nine months ended December 31, 2005.

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

On January 6, 2006, the Board declared a special cash dividend of $0.02 per share of common stock in the aggregate amount of $2.2 millions to shareholders of record as of January 6, 2006. The dividend was paid on January 24, 2006.

Subsequent to December 31, 2005, Global voluntarily repaid 41.0 million New Taiwan Dollars (or approximately $1.2 million as of December 31, 2005) of the line of credit.

Critical Accounting Policies and Estimates

The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and judgments that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, net sales and expenses, and the related disclosures. Estimates are based on historical experience, knowledge of economic and market factors and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of the Company's consolidated financial statements.

Revenue recognition

The Company derives its revenue from the sale of fiberoptic networking components. Revenue from product sales is recognized upon shipment of the product, provided that persuasive evidence of an arrangement exists, delivery has occurred and no significant obligations remain, the fee is fixed or determinable and collectibility is reasonably assured. Sales to distributors do not include the right to return or exchange products or price protection. A provision for returns and allowances is recorded at the time revenue is recognized based on the Company's historical experience.

Allowances for doubtful accounts

The Company performs ongoing credit evaluations of its customers. Allowances for doubtful accounts for estimated losses are maintained resulting from the inability or unwillingness of customers to make required payments. When the Company becomes aware that a specific customer is unable to meet its financial obligations, such as the filing of a bankruptcy or deterioration in the customer's operating results or financial position, the Company records a specific allowance to reflect the level of credit risk in the customer's outstanding receivable balance. The Company is not able to predict changes in the financial condition of customers, and if circumstances related to the Company's customers deteriorate, estimates of the recoverability of trade receivables could be materially affected and the Company may be required to record additional allowances. Alternatively, if the Company provides allowances on receivables that are ultimately collected, the Company will reverse such provisions in future periods based on actual collection experience.

Warranty accrual

The Company generally provides warranties for its products for one year. The Company provides reserves for the estimated cost of product warranties at the time revenue is recognized. Because the Company's products are manufactured, in most cases, to customer specifications and their acceptance is based on meeting those specifications, the Company historically has experienced minimal warranty costs. Estimates of the costs of warranty obligations are based on the Company's historical experience of known product failure rates and the use of materials and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should the Company's actual experience relative to these factors differ from its original estimates, the Company may be required to record additional warranty reserves. Alternatively, if the Company provides more reserves that are in excess of its actual warranty costs, the Company will reverse a portion of such provisions in future periods.

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

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Cost is determined using standard cost, which approximates actual cost. The inventory of the Company is subject to rapid technological changes and obsolescence that could have an adverse affect on its utilization in future periods. Accordingly, the Company writes down excess and obsolete inventory based on the Company's estimates of inventory to be sold or consumed.

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

Financial Results

Three Months Ended December 31, 2005 Compared with Three Months Ended December 31, 2004

Net Sales

Net sales declined 28.3% from $6.7 million for the quarter ended December 31, 2004 to $4.8 million for the quarter ended December 31, 2005. This decline reflected the overall decline in the demand for the Company's fiberoptics components and test equipment by telecommunications equipment vendors as well as increased competition for the remaining business opportunities.

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

Sales to different geographic areas may fluctuate from period to period depending on various factors such as new system development, purchase cycle and price. Net sales to customers in the United States accounted for $1.8 million and $3.9 million of total net sales, or 38.4 % and 58.4%, for the three months ended December 31, 2005 and 2004, respectively.

As of December 31, 2005 and 2004, the Company experienced the following concentrations in sales to customers.

	Three months ended
	December 31,
	2005	2004

Percentage of revenue for 3 largest customers	42.2%	51.7%

No. of customers accounting for over 10% of net sales	3	3

Sales to the Company's leading customers vary significantly from year to year and the Company does not have the ability to predict future sales to these customers.

Cost of Goods Sold and Gross Margin

Costs of goods sold declined 45.8% to $2.6 million in the quarter ended December 31, 2005 from $4.9 million in the quarter ended December 31, 2004. The reduction of $2.3 million is attributed to the lower volume of business in the current quarter.

Gross margin as a percentage of net sales was 44.6% in the quarter ended December 31, 2005, compared to 27.5% in the quarter ended December 31, 2004. The improvement in gross margin for the quarter ended December 31, 2005 was primarily a result of expense and cost reductions along with more efficient material management and production planning.

There were no significant inventory adjustments for the quarter ended December 31, 2005. For the quarter ended December 31, 2004, the Company wrote off an approximately $0.4 million of obsolete inventory, or 5.0% of total net sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expense was $1.2 million in the quarter ended December 31, 2005, compared to $1.3 million in the quarter ended December 31, 2004. The reduction is mainly due to lower depreciation charges resulting from the full amoritization of certain fixed assets.

Research and Development Expenses

Research and development ("R&D") expense was $1.1 million in the quarter ended December 31, 2005, compared to $1.3 million in the quarter ended December 31, 2004. The decrease in R&D spending reflects the cost reductions resulting from the elimination of certain product development programs and workforce reductions. Future expenditures are expected to fluctuate both in absolute dollars and as a percentage of revenue based on the need to invest in new research and development in order to remain competitive in this rapidly changing industry.

Gain (loss) on disposal of fixed assets

On December 15, 2005, the Company sold approximately eleven (11) acres of land ("Property") adjacent to the Company's facility in Richmond, California, to Pulte Home Corporation ("Pulte"). The total purchase price for the Property was $12.93 million, which resulted in the removal of net book value of $4.1 million of Land and $1.6 million of Building and improvements from the Company's Consolidated Balance Sheets. This transaction resulted in a pre-tax gain on sale of approximately $7.2 million.

Other (Expense) Income

Other (expense) income for the quarters ended December 31, 2005 and 2004 are as follows:

	Three months ended
	December 31,
(in thousands)	2005	2004

Other (expense) income:
Interest expense	$(276)	$(332)
Interest income	180	88
Loss on currency exchange	(14)	(41)
Gain on disposal of expensed items	4	6
Non-refundable extension payments	75	-
Other (expense) income, net	7	54
	$(24)	$(225)

Interest expense primarily represents the costs of borrowing by DiCon for its mortgage loan on the facility in Richmond, California. In the quarter ended December 31, 2005, the Company sold certain expensed tools and equipment for total proceeds of $4.

Income (Loss) Before Income Tax

The Company reported a net profit before income tax of $7.1 million for the current quarter compared to a net loss before income tax of 2.9 million for the same quarter in the prior year.

Income Tax (Expense) Benefit

For the three and nine months ended December 31, 2005, the Company recorded a tax provision of $0.15 million related to the 90% alternative minimum tax limitation.

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against certain deferred tax assets at December 31, 2005. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

The effective tax rate for the three months ended December 31, 2005 and 2004 were both 2% and 0%. The tax rate for each period is the result of the consolidation of the tax provisions for the US operations with that of the Taiwan operations of Global, and can vary substantially from period to period depending on the relative performance of each operation.

Nine Months Ended December 31, 2005 Compared with Nine Months Ended December 31, 2004

Net Sales

Net sales declined 15.7% to $15.2 million for the nine months ended December 31, 2005 from $18.0 million for the nine months ended December 31, 2004. This decline reflected the overall decline in the demand for the Company's fiberoptics components and test equipment by telecommunications equipment vendors as well as increased competition for the remaining business opportunities.

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

Sales to different geographic areas may fluctuate from period to period depending on various factors such as new system development, purchase cycle and price. Net sales to customers in the United States accounted for $4.9 million and $9.2 million of total net sales, or 33.6 % and 52.2%, for the nine months ended December 31, 2005 and 2004, respectively.

As of December 31, 2005 and 2004, the Company experienced the following concentrations in sales to customers.

	Nine months ended
	December 31,
	2005	2004

Percentage of revenue for 3 largest customers	49.8%	44.3%

No. of customers accounting for over 10% of net sales	3	4

Sales to DiCon's leading customers vary significantly from year to year and DiCon does not have the ability to predict future sales to these customers.

Cost of Goods Sold and Gross Margin

Costs of goods sold declined 26.5% to $9.6 million in the nine months ended December 31, 2005 from $13.1 million in the nine months ended December 31, 2004. Gross margin as a percentage of net sales was 36.4% in the nine months ended December 31, 2005, compared to a 27.0% in the nine months ended December 31, 2004. The improvement in gross margin in the nine months ended December 31, 2005 is mainly due to expense and cost reductions along with more efficient material management and production planning. There were no significant inventory adjustments for the nine months ended December 31, 2005. During the nine months ended December 31, 2004, DiCon wrote off a total of $0.5 million or 4.8% of total net sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expense was $3.5 million for the nine months ended December 31, 2005, compared to $4.3 million for the nine months ended December 31, 2004. The reduction is mainly due to lower depreciation charges resulting from the full amoritization of certain fixed assets.

Research and Development Expenses

Research and development ("R&D") expense was $3.4 million for the nine months ended December 31, 2005, compared to $4.4 million for the nine months ended December 31, 2004. The decrease in R&D spending reflects the cost reductions resulting from the elimination of certain product development programs and workforce reductions. Future expenditures are expected to fluctuate both in absolute dollars and as a percentage of revenue based on the need to invest in new research and development in order to remain competitive in this rapidly changing industry.

Gain (loss) on disposal of fixed assets

On December 15, 2005, the Company sold approximately eleven (11) acres of land ("Property") adjacent to the Company's facility in Richmond, California, to Pulte Home Corporation ("Pulte"). The total purchase price for the Property was $12.93 million, which resulted in the removal of net book value of $4.1 million of Land and $1.6 million of Building and improvements from the Company's Consolidated Balance Sheets. This transaction resulted in a pre-tax gain on sale of approximately $7.2 million.

Other (Expense) Income

Other (expense) income for the nine months ended December 31, 2005 and 2004 are as follows:

	Nine months ended
	December 31,
(in thousands)	2005	2004

Other (expense) income:
Interest expense	$(875)	$(936)
Interest income	434	260
Realized gain on sales of marketable securities	-	22
Loss on currency exchange	(218)	(124)
Gain on disposal of expensed items	183	6
Non-refundable extension payments	300	-
Other (expense) income, net	10	161
	$(166)	$(611)

Interest expense primarily represents the costs of borrowing by DiCon for its mortgage loan on the Richmond, California, facility and its equipment loan. In the nine months ended December 31, 2005, the Company sold certain expensed tools and equipment for total proceeds of $183.

During the nine months ended December 31, 2005, the Company received $0.3 million non-refundable extension payments.

Income (Loss) Before Income Tax

The Company reported profit before income tax of $5.9 million for the nine months ended December 31, 2005 compared to loss $6.4 million for the same nine months in the prior year. The improvement in profit before income tax in the nine months ended December 31, 2005 is mainly due to the disposal of fixed assets.

Income Tax (Expense) Benefit

The Company has substantial net operating loss carryforwards. The Company reported $151 and $1 corporate estimated minimum tax expense for the nine months ended December 31, 2005 and 2004. For the three and nine months ended December 31, 2005, the Company recorded a tax provision of $0.15 million related to the 90% alternative minimum tax limitation. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against certain deferred tax assets at December 31, 2005. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

For the nine months ended December 31, 2005 and 2004, the effective tax rate was 2% and 0%. The tax rate for each period is the result of the consolidation of the tax provisions for the US operations with that of the Taiwan operations of Global Fiberoptics, and can vary substantially from period to period depending on the relative performance of each operation.

Liquidity and Capital Resources

As of December 31, 2005, the Company had cash and cash equivalents of $3.0 million. In addition, the Company has $19.7 million invested in certificates of deposit and other marketable securities that in conformity with the requirements of generally accepted accounting principles were classified as marketable securities.

The net cash provided by operating activities of $3.0 million for the nine months ended December 31, 2005 resulted from non-cash adjustments of $3.7 million to the net income of $5.9 million for the nine months ended December 31 2005, and a reduction of accounts receivable and inventories of 2.4 million. The net cash provided by operating activities of 0.9 million for the nine months ended December 31, 2004 resulted from non-cash adjustments of $9.3 million to the net loss of $6.7 million for the nine months ended December 31 2004, a reduction of prepaid expenses and other current assets of 0.3 million, and an increase in income tax payable of 0.3 million.

The increase in cash flows provided by investing activities of $8.0 million for the nine months ended December 31, 2005 was primarily due to proceeds of 13.0 million from the sale of property, plant and equipment, and partially offset by net purchases of $5.0 million of marketable securities. The increases in cash flows from investing activities for the nine months ended December 31, 2004 was primarily due to proceeds of $5.6 million from the sale and purchase of marketable securities offset by $0.2 million in purchases of property, plant and equipment.

Cash used in financing activities increased to $9.7 million for the nine months ended December 31, 2005 from $6.0 million used in the nine months ended December 31, 2004. This change is primarily attributable to the net increase of repayments of mortgages and other debt.

The Company financed, in part, a new corporate campus by obtaining a construction loan from a bank of $27.0 million on August 24, 2000. In November 2001, the same bank refinanced the outstanding balance of the construction loan with a mortgage loan maturing on November 20, 2004, with an amortization schedule based on a 25-year loan. Interest on the mortgage loan is accrued at a variable interest rate based on changes in the lender's prime rate as of the 20th of each month. Principal and interest are payable monthly. During the year ended March 31, 2002, the Chairman, President and Chief Executive Officer of the institution with which the Company maintains the mortgage loan was appointed to the Company's Board of Directors.

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

The Company was in compliance with the additional principal repayments requirement as of December 31, 2005. During the nine months ended December 31, 2005, the Company voluntarily prepaid three additional $0.5 million equal installments that were originally due on January 1, 2006, April 1, 2006 and July 1, 2006. In addition, the Company voluntarily prepaid an additional $8.5 million principal of the mortgage loan during the nine months ended December 31, 2005. This included $5.5 million from the proceeds of the land sale. Rates of interest on the borrowings ranged from 5.5% to 7.0% during the period. The balance of the mortgage loan as of December 31, 2005 was $10.1 million with an interest rate of 7.0%.

Global maintained a line of credit in Taiwan backed by commercial paper issued by Global for a maximum of 50 million New Taiwan Dollars (or approximately $1.5 million as of December 31, 2005). The interest rate is based on a rate set by the bank at the time funds are drawn. The line of credit will mature on April 7, 2006. The outstanding balance of any commercial paper under this line of credit must be fully secured by either a cash deposit or bond fund certificate. As of December 31, 2005, there was no commercial paper outstanding.

Global maintained its second line of credit of 80 million New Taiwan Dollars (or approximately $2.4 million as of December 31, 2005) from a Taiwan bank. The line of credit will mature on October 12, 2006. The interest rate is based on a rate set by the bank at the time funds are drawn. The amount drawn as of December 31, 2005 was 76.0 million New Taiwan Dollars (or approximately $2.3 million as of December 31, 2005) with an interest rate of 3.45% to 3.495%. Subsequent to December 31, 2005, the Company voluntarily repaid 41.0 million New Taiwan Dollars (or approximately $1.2 million as of December 31, 2005) of the line of credit.

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

As of December 31, 2005, the Company's future gross commitments under all leases was $0.1 million.

Global maintained a line of credit in Taiwan backed by commercial paper issued by Global for a maximum of 50 million New Taiwan Dollars (or approximately $1.5 million as of December 31, 2005). The interest rate is based on a rate set by the bank at the time funds are drawn. The line of credit will mature on April 7, 2006. The outstanding balance of any commercial paper under this line of credit must be fully secured by either a cash deposit or bond fund certificate. As of December 31, 2005, there was no commercial paper outstanding.

Global maintained its second line of credit of 80 million New Taiwan Dollars (or approximately $2.4 million as of December 31, 2005) from a Taiwan bank. The line of credit will mature on October 12, 2006. The interest rate is based on a rate set by the bank at the time funds are drawn. The amount drawn as of December 31, 2005 was 76.0 million New Taiwan Dollars (or approximately $2.3 million as of December 31, 2005) with an interest rate of 3.45% to 3.495%. Subsequent to December 31, 2005, the Company voluntarily repaid 41.0 million New Taiwan Dollars (or approximately $1.2 million as of December 31, 2005) of the line of credit.

On January 6, 2006, the Board declared a special cash dividend of $0.02 per share of common stock in the aggregate amount of $2.2 millions to shareholders of record as of January 6, 2006. The dividend was paid on January 24,2006.

Item 3. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures. The undersigned principal executive and financial officer of the Company concludes that the Company's disclosure controls and procedures are effective as of December 31, 2005 based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15.

(b)  Changes in Internal Controls. There has been no change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

In May 2005, Lucent Technologies Inc. ("Lucent") filed an action against the Company in the United States District Court for the District of New Jersey. Lucent alleges that certain switches purchased by it under a contract with the Company entered into in 2000 were defective. The complaint asserts breach of contract and the implied duty of good faith and fair dealing by the Company and seeks damages, costs, expenses and other sums totaling in excess of $10 million. The Company intends to contest the case vigorously.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities by Small Business Issuer.

None.

(b)	Purchases of Equity Securities by Small Business Issuer.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs (2)
October 1, 2005 through October 31, 2005	3,356	$0.96	--	--
November 1, 2005 through November 30, 2005	1,747	$0.96	--	--
December 1, 2005 through December 31, 2005	1,536	$0.96	--	--
Total	6,639	$0.96	--	--

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

DICON FIBEROPTICS, INC.
(Registrant)

Date:	February 14, 2006	By:	/s/ Ho-Shang Lee
(Signature)

			Name:	Ho-Shang Lee
			Title:	President and Chief Executive Officer (principal executive and financial officer)

Exhibit Index

Exhibit No.	Description

31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.