Form 10KSB
period 2006-03-31
DICON FIBEROPTICS INC
filed 2006-06-28
CIK 1119012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB
_________________________

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2006, or

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

Yes ☐ No ☒

Issuer’s revenue for its most recent fiscal year ended March 31, 2006, was $19,426,184.

The issuer’s common stock is not traded on any market and accordingly no aggregate market value for the stock held by non-affiliates can be computed.

The number of shares of the issuer’s common stock outstanding as of March 31, 2006, was 111,914,410.

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

On April 25, 2006, DiCon commenced a tender offer to repurchase up to 154,500 shares of its common stock at a price of $1.00 per share (the “Tender Offer”). In light of the shareholders’ response to the Tender Offer, the board of directors determined that to continue with the offer would not achieve its stated purpose for the tender offer, which was to reduce the Company’s holders of record below 300 thus enabling the Company to stop filing periodic reports and other information with the Securities and Exchange Commission. Consequently, the Board terminated the Tender Offer on June 6, 2006.

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

6.	Revenue Breakdown.

The Company’s revenue breakdown over the last two fiscal years (“FY”) has been as follows:

Product Line	FY Ended March 31, 2006	FY Ended March 31, 2005
WDM	40%	54%
Switch	60%	46%

7.	Marketing and Distribution.

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

In the year ended March 31, 2006, the Company had a broad customer base consisting of over 200 accounts, including major NEMs such as ALCATEL, Cisco Systems, Bookham Technology, Marconi, Nortel Networks and Tellabs. Despite the number of customers that the Company had, there are a limited number of very large customers that account for the majority of purchases in the industry worldwide. The Company’s three largest customers accounted for approximately 42.4% of revenue during the fiscal year ended March 31, 2006 compared to 44.1% of revenue during the fiscal year ended March 31, 2005.

9.	Back Orders and Payments Terms.

The Company’s back orders, which represent the aggregate of the sales price of orders received from customers but not yet recognized as revenue, were approximately $1.5 million and $2.1 million as of March 31, 2006 and 2005, respectively. Currently, the Company is quoting lead times of three to four weeks for delivery of most of its products. Back orders are subject to possible changes by customers related to quantities of ordered products, their specification and delivery dates. While the Company believes that its back orders are firm, there are certain circumstances under which orders may be cancelled by the customer. The Company also may elect to permit cancellation of orders without penalty where management believes it is in the Company’s best long-term interest to do so. Considering that the Company’s back orders are small in relation to its revenue, they are not expected to have a material impact on the Company’s future financial performance.

The Company does not provide extended payment terms to its customers and does not carry significant amounts of finished goods for its customers.

10.	Inventory.

The Company’s inventory consists mainly of raw material and work in process.

The Company assesses its inventory position on a monthly and quarterly basis based on its then current forecasts. The Company attempts to mitigate the impact of such corrections by maintaining close, proactive relationships with its major customers to obtain as much information about each customer’s needs as possible. For the year ended March 31, 2006, the Company wrote off approximately $0.3 million of obsolete inventory. For the year ended March 31, 2005, the Company wrote off approximately $1.3 million of obsolete inventory.

11.	Sources and Availability of Raw Materials.

The Company has no critical raw materials available only from a single supplier.

12.	Research and Development.

Since its formation, the Company has been active in the development of new, commercially viable technologies. As of March 31, 2006, the Company had 29 patents granted in the United States. In order to achieve its position in the marketplace, the Company spends a substantial proportion of its financial resources on R&D. These expenditures are expensed as incurred. During the last three fiscal years, the Company’s R&D expenses were as follows:

	FY Ended March 31, 2006	FY Ended March 31, 2005
Total Amount (000’s)	$4,569	$5,658
Percentage of Net Sales	23.5%	23.4%

Approximately 70% of the R&D expenses incurred were communication related projects.

13.	Competition.

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

14.	Employment.

As of March 31, 2006, DiCon had 120 employees in the US and Global had 144 employees in Taiwan.

15.	Financial Information by Geographic Areas.

The Company sold its products to customers within and outside the United States as indicated below:

Revenues (in 000’s)	FY Ended March 31, 2006	FY Ended March 31, 2005
Within the US	$6,080	$11,240
Outside the US	13,346	12,943

Total	$19,426	$24,183

The majority of the Company’s long-lived assets are located in the United States. Long-lived assets consist primarily of property, plant, and equipment, net of accumulated depreciation and deposits. The following represents the geographic location of long-lived assets:

Amounts (in 000’s)	March 31, 2006	March 31, 2005
Within the US	$31,759	$40,525
Outside the US	5,478	7,981

Total	$37,237	$48,506

16.	Protection of the Environment.

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

The Company’s primary business is to manufacture and sell components used in optical networking equipment. The sale of optical networking equipment depends not only on consumer demand for access but also on service providers’ ability to raise capital required to pay for the networks. After a period of over expansion by the service providers, almost all of the service providers worldwide have substantially reduced capital expenditures to allow excess capacity to be absorbed by the continuing growth in traffic, and for the service providers to restore their financial strength. This has resulted in a severe and unprecedented decline in demand for optical components supplied by the Company and its competitors. The Company has incurred net operating losses over the past three years due to these market conditions. Limits to the continued growth of traffic on the networks or to the carriers’ ability to restore their financial strength may restrict the market for the Company’s components and for those of the Company’s competitors. Furthermore, the Company may not be able to reduce costs sufficiently at present levels of sales to return to profitability. If the market does not recover at some point in the future, the Company may not be able to return to profitability and may suffer material adverse effects on its business condition, operations and prospects.

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

Additionally, the Company may seek to deregister its common stock with the Securities and Exchange Commission. Once the Company’s common stock is deregistered, the Sarbanes-Oxley Act and other reporting and disclosure provisions will no longer apply to the Company. Sarbanes-Oxley was enacted to enhance corporate responsibility, enhance financial disclosures and combat corporate and accounting fraud. Among other things, the Sarbanes-Oxley Act requires the Company’s chief executive officer and chief financial officer to certify as to the accuracy of the financial statements contained in the Company’s Exchange Act filings. After deregistration, the chief executive officer and chief financial officer will no longer be required to make these certifications and shareholders will be without the protection of the Sarbanes-Oxley Act.

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

Management, directors and related shareholders beneficially own a majority of the outstanding shares of DiCon’s common stock. Accordingly, management has effective control of DiCon, with the ability to approve certain fundamental corporate transactions, including mergers, consolidations and sales of assets, public offerings and to elect a majority of its Board of Directors.

Item 2. Description of Property.

The Company purchased a vacant lot in Richmond, California, and built an approximately 200,000 square foot new corporate campus. The Company consolidated its US operations on this new campus during the 2001 fiscal year. Accordingly, certain of the leased properties were no longer used for operating purposes and were available for sublease. The last non-cancelable operating lease was terminated on November 23, 2004, and the amount in excess of the estimate of the remaining costs of the lease, net of expected sublease income of $0.1 million was adjusted.

Global owns a condominium interest in a building in Kaohsiung, Taiwan. This facility consists of two floors in a seven-story building. The facility is located in an industrial park on land leased from the Government of Taiwan. The existing 10-year land lease expires in 2011, and is renewable. The annual rental is 5% of the prorata share of the value of the land.

As of March 31, 2006, the Company’s future gross commitments under all leases were $0.1 million.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended March 31, 2006.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a)	Market Information.

There is no established public trading market for the Company’s common stock. In the absence of a public market, the fair value of the Company’s common stock is determined by the Company’s Board of Directors.

(b)	Holders.

There are approximately 311 holders of the Company’s common stock as of March 31, 2006.

(c)	Dividends.

The Company did not declare a dividend on its common stock during the fiscal years ended March 31, 2006, or 2005, or in any subsequent period for which financial information is required, except that on January 6, 2006, the Company declared a special dividend of $0.02 per share of common stock to shareholders of record as of January 6, 2006, payable on or before January 31, 2006.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information

Plan category Equity Compensation Plans Approved by Shareholders (1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (shares)		(b) Weighted-average exercise price of outstanding options, warrants and rights ($)	(c) Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (shares)

Employee Stock Option Plan	3,801,794	(2)	$3.43	8,037,406	(2)
Employee Stock Purchase Plan	877,397	(3)	$2.73	1,987,421	(3)

(1)	DiCon has no equity compensation plans that are not approved by shareholders.

(2)
The maximum number of shares that may be issued pursuant to options granted under the Employee Stock Option Plan is 11,840,000. As of March 31, 2006, 12,339,706 options were granted, 800 options were exercised and 8,537,112 options terminated under the Employee Stock Option Plan.

(3)
The maximum number of shares that may be issued under the Employee Stock Purchase Plan is 3,230,000, which includes shares issued pursuant to the Global Profit Distribution Sharing Plan Alternative. As of March 31, 2006, 1,242,579 shares were issued under the Employee Stock Purchase Plan and DiCon exercised the option to repurchase 365,182 shares upon employment termination.

(e) Purchases of Equity Securities by Small Business Issuer.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs (2)
January 1, 2006 through January 31, 2006	6,832	$0.96	--	--
February 1, 2006 through February 28, 2006	1,310	$0.96	--	--
March 1, 2006 through March 31, 2006	930	$0.96	--	--
Total	9,072		--	--

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

The Company operates from its owned 200,000 square feet facility in Richmond, California, which contains all of the Company’s domestic manufacturing, research and development (R & D), sales and administration operations. The Company has overseas manufacturing operations at its 88,000 square foot facility in Kaohsiung, Taiwan. Although the Company owns a condominium interest in the building, it is located on a ground lease that extends through 2011. The ground lease may be renewed indefinitely, and there is no penalty for early cancellation, except for forfeiture of the owned facility.

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

The Company’s cost of goods sold consists primarily of the cost of direct materials, labor and manufacturing overhead, scrap and rework associated with products sold, as well as production start up costs. As demand changes, the Company attempts to manage its manufacturing capacity to meet demand for existing and new products; however, certain portions of its costs are fixed and as volumes decrease, these expenses are difficult to reduce proportionately, if at all. The Company assesses its inventory position on a monthly and quarterly basis with its then current forecasts. During the fiscal year ended March 31, 2006, the Company wrote off approximately $0.3 million of obsolete inventory. During the fiscal year ended March 31, 2005, the Company wrote off approximately $1.3 million of obsolete inventory.

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

During the fiscal year ended March 31,2005, the Company consolidated its research and development projects to better align its business needs with existing operations and to provide a more efficient use of its facilities. As a result, certain research and development projects were discontinued and it was determined that related support equipment had no alternative use within the Company. Accordingly the equipment was either abandoned or scrapped, and a loss on the disposal of fixed assets of $1.9 million was recorded in the year ended March 31, 2005 in the consolidated statements of operations and comprehensive loss.

During the fiscal year ended March 31, 2006, the Company generated a gain on sale of land and fixed assets of $8.0 million. Of this gain, $7.1 million stemmed from the sale of a parcel of land with a net book value of $5.8 million and proceeds from the sale of $12.9 million. The remaining $0.9 gain stemmed from the sale of fixed assets with a net book value of less than $0.1.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 ("SFAS No. 154)"), “Accounting Changes and Error Corrections.” This statement replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”) and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements-an amendment of APB Opinion No. 28” (SFAS No. 3) and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No.154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. Adoption of this statement is not expected to have a material impact on its financial position and results of operations.

In December 2004, the FASB issued (“SFAS No. 123(R)”), "Accounting for Stock-Based Compensation". SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro-forma disclosures of fair value were required. SFAS No. 123(R) shall be effective for nonpublic companies and small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company has historically provided pro forma disclosures reflecting the effects of such compensation costs on its results of operations and financial condition. See Note 3, Stock-Based Compensation. The Company is still evaluating the impact of the adoption of this standard.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123(R). In April 2005, the Securities and Exchange Commission approved a rule that delayed the effective date for SFAS 123(R) to the first annual reporting period after December 15, 2005 for companies that file as small business issuers. The company is evaluating the requirements under SFAS 123(R) and SAB 107 and expects the adoption to have an adverse impact on the Company’s statements of operations and net income or loss per share. SFAS 123(R) will be effective for the Company beginning with the first fiscal quarter beginning April 1, 2006.

Results of Operations

	Years Ended March 31,
	2006		2005
Consolidated Statement of Operations: (in thousands and as a percentage of net sales)	$ (000’s)%		$ (000’s)%

Net sales	$ 19,426	100.0%	$ 24,183	100.0%
Cost of goods sold	12,531	64.51%	17,658	73.0%
Gross profit (loss)	6,895	35.49%	6,525	27.0%
Selling, general and administrative expenses	4,876	25.10%	6,333	26.2%
Research and development expenses	4,569	23.52%	5,658	23.4%
Impairment of idle fixed assets	841	4.33%	796	3.3%
	10,286	52.95%	12,787	52.88%
Loss from operations	(3,391)	(17.46%)	(6,262)	(25.88%)
Gain (loss) on disposal of fixed assets	7,992	41.14%	(1,935)	(8.01%)
Other expense	(103)	(.25%)	(791)	(3.21%)
Income (loss) before income taxes	4,498	23.15%	(8,988)	(37.1%)
Income tax (expense) benefit	(191)	(0.98%)	(287)	(1.2%)
Net income (loss)	$ 4,307	22.17%	$(9,275)	(38.3%)

Financial Results

Net Sales

Net sales decreased by 19.7% to $19.4 million for the fiscal year ended March 31, 2006 from $24.2 million for the fiscal year ended March 31, 2005. This decline reflected the overall decline in price as well as demand for the Company’s fiberoptics components and test equipment by telecommunications equipment vendors as well as increased competition for the remaining business opportunities.

For the fiscal year ended March 31, 2006, the Company recorded no revenue from cancellations of prior purchase agreements with customers. For the fiscal year ended March 31, 2005, the Company recorded $0.3 million revenue from cancellations of prior purchase agreements with customers.

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

Sales to different geographic areas may fluctuate from period to period depending on various factors such as new system development, purchase cycle and price. Net sales to customers in the United States accounted for $6.1 million and $11.2 million of total net sales, or 31% and 46%, for the years ended March 31, 2006 and 2005, respectively.

Despite the fact that the Company had over 200 customers in the year ended March 31, 2006, there are a limited number of very large customers that account for the majority of purchases in the industry worldwide. As of and for the years ended March 31, the Company experienced the following concentrations with sales and accounts receivables.

	Years Ended March 31,
	2006	2005

Percentage of revenue for 3 largest customers	42.4%	44.1%

No. of customers accounting for over 10% of net sales	2	3

No. of customers accounting for more than 10% of accounts receivable balance	4	4

Sales to the Company’s leading customers vary significantly from year to year and the Company does not have the ability to predict future sales to these customers.

Cost of Goods Sold and Gross Margin

Costs of goods sold declined 29.4% to $12.5 million in the year ended March 31, 2006 from $17.7 million in the year ended March 31, 2005. Gross margin as a percentage of net sales was 35.5% in year ended March 31, 2006, compared to 27.0% in the year ended March 31, 2005. The improvement in gross margin for the year ended March 31, 2006 was primarily a result of expense and cost reductions along with more efficient material management and production planning.

The Company wrote off approximately $0.3 million in inventory, or 1.6% of total net sales for the year ended March 31, 2006. For the year ended March 31, 2005, the Company wrote off approximately $1.3 million, or 5.4% of total net sales, of excess and obsolete inventory.

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

Stock compensation expense, including the Company’s stock compensation plans has been reflected in the below referenced line items of the consolidated statements of operations and comprehensive loss for the years ended March 31, 2006 and 2005 as follows:

	Years Ended March 31,
(in thousands)	2006	2005

Cost of goods sold	$ 44	$ 44
Selling, general and administrative expenses	65	152
Research and development expenses	19	323
	$ 128	$ 519

Included in the amounts noted above is non-cash compensation expense totaling $128,000 and $442,000 for the years ended March 31, 2006 and 2005, respectively.

Operating Expenses

Selling, general and administrative.

Selling, general and administrative (“SG&A”) expense was $4.9 million in the fiscal year ended March 31, 2006, compared to $6.3 million in the fiscal year ended March 31, 2005. The reduction is mainly due to lower depreciation charges resulting from the full amortization of certain fixed assets.

Research and development.

Research and development (“R&D”) expense was $4.6 million in the fiscal year ended March 31, 2006, compared to $5.7 million in fiscal year ended March 31, 2005. The decrease in R&D spending reflects the cost reductions resulting from the elimination of certain product development programs and workforce reductions. Future expenditures are expected to fluctuate both in absolute dollars and as a percentage of revenue based on the need to invest in new research and development in order to remain competitive in this rapidly changing industry.

Gain (loss) on disposal of fixed assets

On December 15, 2005, the Company sold approximately eleven (11) acres of land ("Property") adjacent to the Company's facility in Richmond, California, to Pulte Home Corporation The total purchase price for the Property was $12.93 million, which resulted in the removal of net book value of $4.1 million of land and $1.6 million of building and improvements from the Company’s Consolidated Balance Sheets. This transaction resulted in a pre-tax gain on sale of approximately $7.2 million. Additionally, the company sold expensed or fully depreciated fixed assets for $0.8 million during the year resulting in a total gain on sale of approximately $8.0 million at the end of March 31, 2006. During the fiscal year 2005, the Company consolidated its R&D projects to better align its business needs with existing operations and to provide more efficient use of its facilities. As a result, certain R&D projects were discontinued and it was determined that related support equipment had no alternative use within the Company. Accordingly the equipment was either abandoned or scrapped, and a loss on the disposal of fixed assets of $1.9 million was recorded in the year ended March 31, 2005 in the consolidated statements of operations and comprehensive loss.

Loss on write down of idle fixed assets

The Company impaired its Taiwan building value by $0.9M based on market value in the year ended March 31, 2006.
Excess and idle equipment with a net book value of $796,000 had been written off in the year ended March 31, 2005.

Other (Expense) Income

Other (expense) income was an income of $7.9 million in the fiscal year ended March 31, 2006 and an expense of $2.7 million in the fiscal year ended March 31, 2005 as follows:

	Years Ended March 31,
(in thousands)	2006	2005

Other (expense) income:
Realized gain on sales of marketable securities	$ 1	$ 22
Interest expense	(1,067)	(1,229)
Interest income	666	363
Loss on currency exchange	(222)	(226)
Gain (loss) on disposal of fixed assets	7,992	(1,935)
Gain on disposal of expensed items	202	107
Non-refundable extension payments	300	-
Other income (expense), net	17	172
	$ 7,889	$ (2,726)

Interest expense primarily represents the costs of borrowing by DiCon for its mortgage loan on the Richmond, California, facility and its equipment loan. In the fiscal year ended March 31, 2006, the Company sold certain expensed tools and equipment for total proceeds of $202,000. In the fiscal year ended March 31, 2005, the Company has accrued an interest payment of $45,000 for additional tax that may result from the examination of the Company’s federal income tax returns for fiscal years ended in 2000 to 2003.

In the fiscal year ended March 31, 2006, the Company sold certain marketable equity securities for total proceeds of $1,000, resulting in a realized gain of $561,000. In the fiscal year ended March 31, 2005, the Company sold certain marketable equity securities for total proceeds of $900,000, resulting in a realized gain of $22,000.

Income (Loss) Before Income Tax

The Company reported a net income before income tax of $4.5 million for the year ended March 31, 2006 compared to a loss before income tax of 9.0 million in the prior year. The improvement in profit before income tax in the year ended March 31, 2006 is mainly due to the disposal of fixed assets.

Income Tax (Expense) Benefit:

The Company has substantial net operating loss carryforwards. The Company reported $191,000 and $287,000 corporate estimated minimum tax expense for the year ended March 31, 2006 and 2005. For the year ended March 31, 2006, the Company recorded a tax provision of $0.19 million related to the 90% alternative minimum tax limitation. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against certain deferred tax assets at March 31, 2006. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

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

Liquidity and Capital Resources

As of March 31, 2006, the Company had cash and cash equivalents of $1.4 million. In addition, the Company has $19.8 million invested in certificates of deposit and other marketable securities that in conformity with the requirements of generally accepted accounting principles were classified as marketable securities.

The net cash provided by operating activities of $3.8 million for the year ended March 31, 2006 resulted from non-cash adjustments of ($2.3 million), to the net income of $4.3 million for the year ended March 31, 2006, a reduction of accounts receivable by $1.8 million and inventory by $1.4 million due to a decrease in sales. This cash flow is partially offset by an increase in accounts payable of $1.2 million and an increase in prepaid expense of $0.2 million.

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

The increase in cash flows from investing activities for the year ended March 31, 2006 was primarily due to an increase in net proceeds of $13.8 million from the sale and purchase of property and equipment partially offset by $5.2 million in net purchases of marketable securities.

The increase in cash flows from investing activities for the year ended March 31, 2005 was primarily due to an increase in net proceeds of $5.1 million from the sale and purchase of marketable securities partially offset by $0.1 million in purchases of property and equipment.

Cash used in financing activities increased to $12.8 million in the current fiscal year ended March 31, 2006 from $7.3 million in the current fiscal year ended March 31, 2005. This change is primarily attributable to the net increase of repayments of mortgages and other debt.

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

On April 10, 2006, the bank agreed to extend the final payment date of the mortgage loan from October 20, 2007, to October 20, 2017 and decrease the interest rate on the mortgage loan from the Index to the Index minus 1%.

The Company was in compliance with the additional principal repayments requirement as of March 31, 2006. During the year ended March 31, 2006, the Company voluntarily prepaid three additional $0.5 million equal installments that were originally due on January 1, 2006, April 1, 2006 and July 1, 2006 (see subsequent event on Note 18 of the consolidated financial statement). In addition, the Company voluntarily prepaid an additional $8.5 million principal of the mortgage loan during the year ended March 31, 2006. This included $5.5 million from the proceeds of land sale. The balance of the mortgage loan as of March 31, 2006 was $10.0 million with an interest rate of 7.5%.

In April 2001, the Company obtained an equipment loan from a bank in the amount of $7.3 million. The loan was secured by specific pieces of equipment. The loan was voluntarily prepaid in full on October 12, 2004.

Global maintains its line of credit of 80 million New Taiwan Dollars (or approximately $2.5 million as of March 31, 2006) from a Taiwan bank. The line of credit will mature on October 12, 2006. The interest rate is based on a rate set by the bank at the time funds are drawn. The amount drawn as of March 31, 2006 was 55.0 million New Taiwan Dollars (or approximately $1.7 million as of March 31, 2006) with an interest rate of 3.5%.

The following summarizes the Company’s contractual commitments as of March 31, 2006:

	2007	2008	2009	2010	2011	Thereafter	Total
Line of Credit	$ 1,694	-	-	-	-	-	$ 1,694
Mortgage Loan	625	$ 682	$ 731	$ 783	$ 839	$ 6,297	9,957
Operating Leases	23	23	23	23	14	-	106
Total	$ 2,342	$ 705	$ 754	$ 806	$ 853	$ 6,297	$ 11,757

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

Interest Rate Sensitivity and Market Risk

The Company maintains its cash and cash equivalents primarily in money market funds or other short-term investments. The Company does not have any derivative financial instruments as of March 31, 2006. Accordingly, it does not believe that its investments have material exposure to interest rate risk.

Because its loans are variable rate, the Company is subject to interest rate risk for these liabilities. A 1% change in the prime rate would result in a change in interest expense of approximately $0.1 million per year at the maximum level of loan commitments the Company has secured.

The book value of the Company’s debt approximates fair value due to the short-term maturities and/or variable interest rates of the debt.

Market Risk

As of March 31, 2006, the Company had marketable equity securities in the form of a money market fund with an original cost of approximately $1.0 million that had an unrealized gain of $328. The Company has limited investments in marketable equity securities. As of March 31, 2005, the Company had investments in marketable equity securities that consisted of Certificates of Deposits.

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

The Company’s foreign subsidiary incurs most of its expenses in New Taiwan Dollars, and therefore it uses New Taiwan Dollars as its functional currency. Accordingly, the Company has material exposure to foreign currency fluctuations between the U.S. Dollar and the New Taiwan Dollar for (1) sales to its subsidiary, (2) purchases from its subsidiary, and (3) revaluation of monetary assets held by its subsidiary. The Company did not use derivatives for trading purposes for the fiscal years ended March 31, 2006 and 2005. The accumulated currency translation losses included in the consolidated balance sheets that resulted from the translation of the financial position of Global were $0.5 million as of March 31, 2006 and 2005.

The Company considers its investment in its Taiwanese subsidiary to be essentially permanent in duration. At March 21, 2006, the undistributed foreign earnings amounted to approximately $4.8 million. There is no intention to distribute these earnings to DiCon. If at some future date all or a portion of these foreign earnings are distributed as dividends to DiCon, substantial additional taxes would be due.

Item 7. Financial Statements.

Index to Financial Statements

Financial Statements:
Report of Independent Registered Public Accounting Firm	F-1

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at March 31, 2006 and 2005	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended March 31, 2006 and 2005	F-4

Consolidated Statements of Changes in Shareholders’ Equity for the years ended March 31, 2006 and 2005	F-5

Consolidated Statement of Cash Flows for the years ended March 31, 2006 and 2005	F-6

Notes to Consolidated Financial Statements	F-7 to F-23

Financial Statement Schedule:

Valuation and Qualifying Accounts for each of the two years in the period ended March 31, 2006	F-24

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of independent registered public accounting firm

To the Board of Directors and Shareholders
Dicon Fiberoptics, Inc.

We have audited the accompanying consolidated balance sheets of Dicon Fiberoptics, Inc. and its subsidiary as of March 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. Our audit also included the financial statement schedule listed at Item 7. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We did not audit the financial statements of Global Fiberoptics, Inc., a wholly-owned subsidiary, which statements reflect total assets and revenues constituting 29 percent and 1 percent, respectively, of the related consolidated totals for the years ended March 31, 2006 and 2005, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Global Fiberoptics, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the report of the other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dicon Fiberoptics, Inc. and its subsidiary as of March 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Burr, Pilger & Mayer LLP
San Francisco, California
May 15, 2006

Report of Independent Registered Accounting Firm

To the Board of Directors of Dicon Fiberoptics, Inc.

We have audited the accompanying balance sheets of Global Fiberoptics, Inc. as of March 31, 2006 and 2005, and the related statements of operations, of shareholders' equity, and of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Fiberoptics, Inc. as of March 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/PricewaterhouseCoopers

Kaohsiung, Taiwan
April 17, 2006

DiCon Fiberoptics, Inc. and Subsidiary Consolidated Balance Sheets (in thousands)

	March 31,	March 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$1,411	$1,784
Marketable securities	19,785	14,677
Accounts receivable, net of allowance of $56 and $180, respectively	2,379	4,104
Inventories	2,246	3,998
Interest receivables and prepaid expenses	423	232
Total current assets	26,244	24,795

Property, plant and equipment, net	37,225	48,465
Other assets	12	41

Total assets	$63,481	$73,301

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,569	$3,110
Advances received from customers	3,663	3,594
Mortgage and other debt	2,319	2,685
Total current liabilities	7,551	9,389

Mortgage and other debt, net of current portion	9,332	19,528
Total liabilities	16,883	28,917

Commitments and contingencies (Note 17)

Shareholders' equity:
Common stock: no par value; 200,000 shares authorized; 111,914 and 111,950 shares issued and outstanding at March 31, 2006 and 2005, respectively	22,204	22,238
Additional paid-in capital	13,265	13,285
Deferred compensation	(28)	(176)
Retained earnings	11,607	9,537
Accumulated other comprehensive loss	(450)	(500)
Total shareholders' equity	46,598	44,384

Total liabilities and shareholders' equity	$63,481	$73,301

The accompanying notes are an integral part of these consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands, except per share data)

	Years Ended March 31,
	2006	2005

Net sales	$19,426	$24,183

Cost of goods sold	12,531	17,658

Gross profit	6,895	6,525

Selling, general and administrative expenses	4,876	6,333
Research and development expenses	4,569	5,658
Impairment of idle fixed assets	841	796
	10,286	12,787

Loss from operations	(3,391)	(6,262)

Other (expense) income:
Realized gains on sales of marketable securities	1	22
Gain (loss) on disposal of fixed assets	7,992	(1,935)

Interest expense	(1,067)	(1,229)
Interest income	666	363
Other income, net	297	53

Income (loss) before income taxes	4,498	(8,988)

Income tax expense	(191)	(287)

Net income (loss)	$4,307	$(9,275)

Other comprehensive income (loss):
Foreign currency translation adjustment	50	606
Unrealized holding (losses) gains on marketable securities arising during the period, net of realized (losses) gains included in net income (loss)	-	(17)

Comprehensive income (loss)	$4,357	$(8,686)

Net income (loss) per share - basic	$0.04	$(0.08)
Net income (loss) per share - diluted	$0.04	$(0.08)

Average shares used in computing net income (loss) per share - basic	111,933	111,972
Average shares used in computing net income (loss) per share - diluted	111,994	111,972

The accompanying notes are an integral part of these consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary Consolidated Statements of Changes in Shareholders’ Equity (in thousands )

	Common Stock		Additional	Deferred	Retained	Accumulated Other Comprehensive
	Shares	Amount	Paid-In Capital	Compensation	Earnings	Loss	Total

Balance, March 31, 2004	111,992	22,279	13,217	(550)	18,812	(1,089)	52,669

Repurchases of common stock pursuant to stock option and stock purchase plans	(42)	(41)	-	-	-	-	(41)

Issuance of stock options	-	-	68	(68)	-	-	-

Amortization of deferred compensation	-	-	-	442	-	-	442

Unrealized gain (loss) on securities available for sale, net of realized gains(losses) included in net loss	-	-	-	-	-	(17)	(17)

Foreign currency translation adjustment	-	-	-	-	-	606	606

Net loss	-	-	-	-	(9,275)	-	(9,275)
Balance, March 31, 2005	111,950	$22,238	$13,285	$(176)	$9,537	$(500)	$44,384

Repurchases of common stock pursuant to stock option and stock purchase plans	(36)	(34)	-	-	-	-	(34)

Reversal of deferred compensation due to employee terminations prior to vesting	-	-	(20)	20	-	-	-

Amortization of deferred compensation	-	-	-	128	-	-	128

Foreign currency translation adjustment	-	-	-	-	-	50	50

Dividend paid	-	-	-	-	(2,237)	-	(2,237)

Net income	-	-	-	-	4,307	-	4,307
Balance, March 31, 2006	111,914	$22,204	$13,265	$(28)	$11,607	$(450)	$46,598

The accompanying notes are an integral part of these consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary Consolidated Statements of Cash Flows (in thousands )
	Years Ended March 31,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$4,307	$(9,275)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,498	8,090
Write down excess and obsolete inventories	306	1,278
Impairment of idle fixed assets	841	796
Provision for bad debt and change allowance for doubtful accounts	(124)	102
Gain (loss) on disposal of fixed assets	(7,992)	1,935
Provision for estimated losses due to vacated properties, net of sublease income	-	(120)
Realized (gain) loss on available-for-sale marketable securities	(1)	(22)
Stock compensation expense	128	442
Changes in assets and liabilities:
Accounts receivable	1,849	(1,051)
Inventories	1,377	(654)
Prepaid expenses and other current assets	(192)	290
Income tax receivable	-	16
Other assets	1	22
Accounts payable and accrued liabilities	(1,157)	522
Deferred compensation payable	-	(120)
Net cash provided by operating activities	3,841	2,251

Cash flows from investing activities:
Purchases of marketable securities	(21,546)	(14,752)
Sales of marketable securities	16,436	20,333
Sales of property, plant and equipment	13,821	47
Purchases of property and equipment	(118)	(218)
Net cash provided by investing activities	8,593	5,410

Cash flows from financing activities:
Borrowings under mortgage and other debt	3,028	3,387
Repayment of mortgage and other debt	(13,553)	(10,600)
Repurchase of common stock	(34)	(41)
Dividend paid	(2,237)
Net cash used in financing activities	(12,796)	(7,254)

Effect of exchange rate changes on cash and cash equivalents	(11)	18

Net change in cash and cash equivalents	(373	425
Cash and cash equivalents, beginning of year	1,784	1,359
Cash and cash equivalents, end of year	$1,411	$1,784

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,123	$1,167
Cash paid for income taxes	$191	$282

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

Translation adjustment

The functional currency for the Company’s operations in Taiwan is the New Taiwan dollar. For those operations, assets and liabilities are translated into United States dollars using period-end exchange rates. The income and expense accounts are translated at average monthly exchange rates. Net changes resulting from such translations are recorded as a component of other comprehensive income (loss). Net changes from intercompany foreign currency transactions of a long-term investment nature are also recorded as a component of other comprehensive income (loss).

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

Despite the fact that the Company had over 200 customers in the year ended March 31, 2006, there are a limited number of very large customers that account for the majority of purchases in the industry worldwide. The Company performs ongoing credit evaluations on these customers. Allowances for doubtful accounts for estimated losses are maintained resulting from the inability or unwillingness of customers to make required payments.

As of and for the years ended March 31, 2006 and 2005, the Company experienced the following concentrations associated with sales and accounts receivable:

	Years Ended March 31,
	2006	2005

Percentage of revenue for 3 largest customers	42.4%	44.1%
No. of customers accounting for over 10% of net sales	2	3
No. of customers accounting for more than 10% of accounts receivables balance	4	4

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

Deferred taxes

Deferred income tax assets and liabilities represent the expected future tax consequences attributable to temporary differences between corresponding amounts stated on the consolidated balance sheets and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are recognized as necessary to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of March 31, 2006 and 2005, the Company’s effective tax rate differs from the Federal statutory rate primarily due to the establishment of the valuation allowance against the deferred taxes.

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

Derivative financial instruments and hedging activities

Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), “Accounting for Derivative Instruments and Hedging Activities” requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value, with the impact of any change in market value charged against earnings in the corresponding period or as a component of other comprehensive income (loss), depending on the type of hedging relationships that exists.

The Company manufactures products in the United States and in Taiwan, and all sales through March 31, 2006 to customers have been made in U.S. Dollars. Transactions between the Company’s Taiwan subsidiary, Global, and its U.S. operations are denominated in U.S. Dollars. The functional currency of its Taiwan subsidiary is the New Taiwan Dollar. As a result, the Company has material exposure to foreign currency fluctuations between the U.S. Dollar and the New Taiwan Dollar for (1) sales to its subsidiary, (2) purchases from its subsidiary, and (3) revaluation of monetary assets held by its subsidiary. In addition, a portion of the Company’s international revenues and expenses may be denominated in other foreign currencies in the future. In order to mitigate the Company’s exposure to foreign currency exchange risks, the Company has entered into a number of foreign currency forward contracts and options in the fiscal year ended March 31, 2003. Gains or losses on these contracts are recognized as other income (expense) and have not been significant. The Company did not use derivatives for trading purposes for the fiscal years ended March 31, 2006 and 2005.

Reclassification

Certain prior year balances have been reclassified to conform to current year presentation. These reclassifications had no impact on previously reported total assets, shareholders’ equity or net loss.

3. Stock-based compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, presents disclosure of pro forma information required under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Stock and other equity instruments issued to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” and recorded at their fair value. Expense associated with stock-based compensation is amortized on a straight line basis over the vesting period of the individual award.

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Consolidated Financial Statements (in thousands, except per share data )

The fair value of each grant was estimated using the minimum value method, in accordance with SFAS No. 123, with the following assumptions for the fiscal years ended March 31:

	Years Ended March 31,
	2006	2005

Expected life (in years)	5	5
Risk-free interest rate	4.14%-4.69%	2.20%-3.74%
Volatility	0.00%	0.00%
Dividend yield	0.00%	0.00%

Estimated weighted average fair value of options at the date of grant	$ 0.22	$ 0.22

Had compensation cost for the Company's stock option plans been determined based on the fair value of such awards at the grant dates as prescribed by SFAS No. 123, stock-based compensation costs would have impacted net loss and loss per common share for the fiscal years ended March 31, as follows:

	Years Ended March 31,
	2006	2005

Net income (loss), as reported	$ 4,307	$ (9,275)

Add: Stock-based employee compensation expense included in reported net loss, net of tax	128	442

Deduct: Compensation expense based on fair value method, net of tax	(334)	(536)

Pro forma net income (loss)	$ 4,101	$ (9,369)

Income (loss) per share:
Basic - as reported	$ 0.04	$ (0.08)
Diluted - as reported	$ 0.04	$ (0.08)

Basic - pro forma	$ 0.04	$ (0.08)
Diluted - pro forma	$ 0.04	$ (0.08)

Weighted average shares outstanding:
Basic	111,933	111,972
Diluted	111,995	111,972

No tax effects were included in the determination of pro forma net income (loss) because the deferred tax asset resulting from stock-based employee compensation would be offset by an additional valuation allowance for deferred tax assets.

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Consolidated Financial Statements (in thousands )

4. Recent accounting pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 ("SFAS No. 154)"), “Accounting Changes and Error Corrections.” This statement replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”) and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements-an amendment of APB Opinion No. 28” (SFAS No. 3) and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No.154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. Adoption of this statement is not expected to have a material impact on its financial position and results of operations.

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

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123(R). In April 2005, the SEC approved a rule that delayed the effective date for SFAS 123(R) to the first annual reporting period after December 15, 2005 for companies that file as small business issuers. The company is evaluating the requirements under SFAS 123(R) and SAB 107 and expects the adoption to have an adverse impact on the Company’s statements of operations and net income or loss per share. SFAS 123(R) will be effective for the Company beginning with the first fiscal quarter beginning April 1, 2006.

5. Net income (loss) per share

Basic net income (loss) per share is computed by dividing the net income (loss) (numerator) by the weighted average number of common shares outstanding (denominator) during the periods, excluding the dilutive effect of stock options. Diluted net income (loss) per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds of stock option exercises.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below:

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Consolidated Financial Statements (in thousands, except per share data)

	Years Ended March 31,
	2006	2005
Numerator:
Net income (loss)	$ 4,307	$ (9,275)
Denominator:
Basic weighted average shares	111,933	111,972
Effect of dilutive stock options	62	-
Diluted weighted average shares	111,995	111,972
Net income (loss) per share:
Basic	$ 0.04	$ (0.08)
Diluted	$ 0.04	$ (0.08)

As a result of the net loss incurred by the Company for the year ended March 31, 2005, weighted average options to purchase 4,583 shares of common stock were anti-dilutive and excluded from the net loss per share calculations.

Options to purchase 3,802 and 4,332 shares of common stock were outstanding at March 31, 2006 and 2005, respectively.

6. Liquidity

As of March 31, 2006, the Company had cash and cash equivalents of $1.4 million. In addition, in conformity with the requirements of generally accepted accounting principles, $19.8 million was invested in certificates of deposit and other marketable securities that were classified as marketable securities. The Company invests cash in excess of short-term needs in these investments to attempt to improve yields on its total investment portfolio.

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

7. Marketable Securities

The value of the Company’s investments by major security type is as follows:

		Unrealized	Unrealized	Aggregate Fair
	Cost	Gains	Losses	Value
March 31, 2006
Foreign Mutual Fund	$ 1,001	$ 1	-	$ 1,002
Certificate of Deposit	18,783	-	-	18,783
Total	$ 19,784	$ 1		$ 19,785
March 31, 2005
Certificate of Deposit	$ 14,677	-	-	$ 14,677

Marketable securities include certificates of deposit with original maturities of greater than 90 days.

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Consolidated Financial Statements (in thousands )

8.	Inventories

Inventories consist of the following as of March 31, 2006 and 2005:

	March 31,	March 31,
	2006	2005

Raw materials	$ 634	$ 1,177
Work-in-process	1,612	2,821
Total	$ 2,246	$ 3,998

For the year ended March 31, 2006, the Company wrote off $0.3 million of excess and obsolete inventory. For the year ended March 31, 2005, the Company wrote off approximately $1.3 million of obsolete inventory.

9. Investments in non-marketable equity securities

Global has invested $0.5 million for a 5.45% minority interest in a private company in Taiwan engaged in the optical coating business. This investment is held for investment purposes and is accounted for on the cost basis of accounting. The investment value was fully impaired during the year ended March 31, 2004.

10. Property, Plant and Equipment, net

Property, plant and equipment consist of the following as of March 31, 2006 and 2005:

	March 31,	March 31,
	2006	2005

Land	$ 5,944	$ 10,000
Building and leasehold improvements	33,281	36,281
Machinery, equipment and fixtures	39,295	41,571
Property, plant and equipment	78,520	87,853
Less: Accumulated depreciation	(41,295)	(39,388)
Property, plant and equipment, net	$ 37,225	$ 48,465

Depreciation expense was $4,498 and $8,090 for the years ended March 31, 2006 and 2005 respectively.

The Company impaired the value of its Taiwan building by $841 based on market value in the year ended March 31, 2006.
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

 During the fiscal year ended March 31, 2006, the Company generated a gain on sale of land and fixed assets of $8.0 million. Of his gain, $7.1 million stemmed from the sale of a parcel of land with a net book value of $5.8 million and proceeds from the sale of $12.9 million. The remaining $0.9 gain stemmed from the sale of fixed assets with a net book value of less than $0.1.

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Consolidated Financial Statements (in thousands )

11.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of March 31, 2006 and 2005:

	March 31,	March 31,
	2006	2005

Accounts payable	$ 428	$ 1,186
Accrued payroll	527	723
Temporary receipts	2	510
Accrued liabilities	612	691
	$ 1,569	$ 3,110

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

The Company was in compliance with the additional principal repayments requirement as of March 31, 2006. During the year ended March 31, 2006, the Company voluntarily prepaid three additional $0.5 million equal installments that were originally due on January 1, 2006, April 1, 2006 and July 1, 2006 (see Note 18 ). In addition, the Company voluntarily prepaid an additional $8.5 million principal of the mortgage loan during the year ended March 31, 2006. This included $5.5 million from the proceeds of land sale. The balance of the mortgage loan as of March 31, 2006 was $10.0 million with an interest rate of 7.5%.

In April 2001, the Company obtained an equipment loan from a bank in the amount of $7.3 million. The loan was secured by specific pieces of equipment. The loan was voluntarily prepaid in full on October 12, 2004.

Global maintains its line of credit of 80 million New Taiwan Dollars (or approximately $2.5 million as of March 31, 2006) from a Taiwan bank. The line of credit will mature on October 12, 2006. The interest rate is based on a rate set by the bank at the time funds are drawn. The amount drawn as of March 31, 2006 was 55.0 million New Taiwan Dollars (or approximately $1.7 million as of March 31, 2006) with an interest rate of 3.5%.

The bank line of credit to Global from the Taiwan bank is personally guaranteed by Dr. Lee and corporately guaranteed by DiCon. Neither guarantor receives any fee or other compensation for issuing its guarantee.

Dr. Ho-Shang Lee, President and Chief Executive Officer of DiCon, has personally indemnified Cathay Bank against any loss, expense or damage suffered by Cathay Bank resulting from Cathay Bank’s reliance upon certain representations and warranties provided by DiCon under the mortgage loan. Dr. Lee does not receive any fee or other compensation for issuing this indemnity.

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Consolidated Financial Statements (in thousands )

The maturities of mortgage and other debt outstanding as of March 31, 2006 are summarized as follows:

Year Ending March 31,	Line of Credit	Mortgage Loan	Total

2007	$ 1,694	$ 625	$ 2,319
2008	-	682	682
2009	-	731	731
2010	-	783	783
2011	-	839	839
Thereafter	-	6,297	6,297

Total	$ 1,694	$ 9,957	$ 11,651

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

The Company did not declare a regular dividend on its common stock during the fiscal years ended March 31, 2006, or 2005, or in any subsequent period for which financial information is required, except that on January 6, 2006, the Company declared a special dividend of $0.02 per share of common stock to shareholders of record as of January 6, 2006, payable on or before January 31, 2006.

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

The Purchase Plan was available to all eligible employees who meet certain service requirements. Effective April 1, 2001 employees participating in the Purchase Plan could elect to deduct up to 10 percent of gross pay to purchase stock in the Company. Stock transactions pursuant to the Purchase Plan occurred semiannually on December 31 and March 31. The Company could sell up to 3,230 shares of stock under the Purchase Plan. Employees purchased 70 shares at a price of $3.85 per share on December 31, 2001 and 174 shares at a price of $2.10 per share on March 31, 2002. In May 2002, the Company issued 659 additional shares of common stock to employees under the Purchase Plan for aggregate cash consideration of $1,384 at a price of $2.10 per share. In September 2002, the Company suspended the sale of shares to employees under the Purchase Plan.

Under both the Option Plan and the Purchase Plan, the exercise or purchase price is not less than 85 percent of the stock’s fair value, based on the valuation as determined by the Company. Under this valuation methodology, the value of the shares at March 31, 2006 and 2005 was $0.96 per share.

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

Stock compensation expense, including the Company’s stock compensation plans has been reflected in the below referenced line items of the consolidated statements of operations and comprehensive income (loss) for the years ended March 31, 2006 and 2005 as follows:

	Years Ended March 31,
	2006	2005

Cost of goods sold	$ 44	$ 44
Selling, general and administrative expenses	65	152
Research and development expenses	19	323
	$ 128	$ 519

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Consolidated Financial Statements (in thousands, except per share data)

Information with respect to the Option Plan activity for the years ended March 31, 2006 and 2005 is set forth below:

		Outstanding Options
	Shares Available for Grant	Number of Options	Weighted Average Exercise Price Per Share

Balance at March 31, 2004	6,633	5,207	3.26
Options granted	(171)	171	0.83
Options expired	1,046	(1,046)	2.19

Balance at March 31, 2005	7,507	4,332	3.43
Options granted	(93)	93	0.96
Options expired	623	(623)	3.02
Balance at March 31, 2006	8,037	3,802	$3.43

As of March 31, 2006, the options outstanding and exercisable under the Option Plan are presented below:

Options Outstanding
Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Year)	Weighted Average Exercise Price Per Share	Options Vested and Exercisable
$ 0.82	366	$ 0.82	7.84	$ 0.82	211
$ 0.96	102	0.96	9.67	0.96	97
$ 1.03	39	1.03	7.46	1.03	39
$ 1.21	10	1.21	7.78	1.21	10
$ 2.10	143	2.10	6.02	2.10	124
$ 2.47	227	2.47	5.81	2.47	227
$ 2.72	160	2.72	6.12	2.72	128
$ 3.85	68	3.85	5.17	3.85	68
$ 4.11	2,687	4.11	5.0	4.11	2687
	3,802	$ 3.43	5.57	$ 3.56	3,591

There were 4,332 options outstanding and 3,668 vested and exercisable at March 31, 2005.

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Consolidated Financial Statements (in thousands )

14. Benefit Plan

A 401(k) plan covers all eligible U.S. employees who meet certain service requirements. Employees may elect to defer a portion of their gross salary to their accounts within the plan. DiCon at its option may make additional contributions to employee accounts. DiCon’s contributions are subject to a six-year vesting schedule. The 401(k) plan operates on a calendar year basis. For the calendar years ended December 31, 2005 and 2004, DiCon elected to match 50 percent of the first 6 percent of employee contributions. Payments of $130 and $125 were made for calendar years 2005 and 2004, respectively. An accrual has been made for this expense for the three months ended March 31, 2006 in the amount of $34.

Global has a non-contributory and funded defined benefit pension plan in accordance with the Labor Standards Law, covering all regular employees. Under the defined benefit pension plan, two units are accrued for each year of service for the first 15 years and one unit for each additional year thereafter, subject to a maximum of 45 units. Pension benefits are based on the number of units accrued and the average monthly salaries and wages of the last 6 months prior to retirements. The Company contributes monthly an amount equal to 2% of the employees' monthly salaries and wages to the retirement fund deposited with Central Trust of China, the trustee, under the name of the independent retirement fund committee. The pension cost under defined benefit pension plan for 2006 and 2005 were NT$1,299,926 and NT$2,851,843. The pension fund balances were NT$19,376,846 and NT$17,526,911 as of March 31, 2006 and 2005, respectively.

The Labor Pension Act ("the Act"), which provides for a new defined contribution plan in Taiwan, took effect on July 1, 2005. Employees already covered by the Law can choose to remain to be subject to the pension mechanism under the Law or be subject to the Act. Under the Act, the rate of an employer's monthly contribution to the pension fund should be at least 6% of the employee's monthly wages, and the contribution should be recognized as pension expense in the income statement. The pension cost under the defined contribution pension plan for the year ended March 31, 2006 was NT$2,234,409.

15.	Income taxes

The (expenses) benefit for income taxes for the years ended March 31, 2006 and 2005 consists of the following:

	Years Ended March 31,
	2006	2005
Current:
Federal	$ (150)	$ (281)
State	(41)	(1)
Foreign	-	(5)
	(191)	(287)
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
	-	-
	$ (191)	$ (287)

The Company has substantial net operating loss carryforwards. For the year ended March 31, 2006, the Company recorded a tax provision of $191 related to the 90% alternative minimum tax limitation with respect to utilization of the minimum loss carry forwards. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against certain deferred tax assets at March 31, 2006 and 2005. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

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

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Consolidated Financial Statements (in thousands )

The Company’s income (loss) before income taxes consisted of the following for the years ended March 31:

	Years Ended March 31,
	2006	2005

United States	$ 5,728	$ (6,688)
Foreign	(1,230)	(2,300)
Total income (loss) before income tax benefit	$ 4,498	$ (8,988)

The Company was granted a five-year tax holiday in Taiwan, which will expire in calendar 2006. There was no net impact of this tax holiday for the years ended March 31, 2006 and 2005.

The Company’s investment in its Taiwan subsidiary is essentially permanent in duration and undistributed foreign earnings on March 31, 2006 amounted to $3.9 million. In accordance with the Taiwan Company Law and Global’s Articles of Incorporation, 10% of annual earnings shall be appropriated as legal reserve until the accumulated reserve equals the total capital of Global.

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

Net deferred taxes are classified on the accompanying consolidated balance sheets according to the classification of the underlying tax attributes. The tax effects of temporary differences that give rise to deferred assets and liabilities generally relate to reporting differences arising due to timing differences. Significant components of deferred tax assets and liabilities as of March 31, 2006 and 2005 are as follows:

March 31, 2006:	United States	Taiwan	Total

Deferred tax assets (liabilities):
Net operating loss carryforwards	$ 5,945	$ 934	$ 6,879
Tax credits carryforwards	2,600	648	3,248
Other	563	998	1,561
Gross deferred assets	9,108	2,580	11,688
Valuation allowance	(7,709)	(2,580)	(10,289)
Deferred tax assets	1,399	-	1,399

Property and equipment	(1,399)	-	(1,399)
Deferred tax liabilities	(1,399)	-	(1,399)

Net deferred income tax assets (liabilities)	$ -	$ -	$ -

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Consolidated Financial Statements (in thousands )

March 31, 2005:	United States	Taiwan	Total

Deferred tax assets (liabilities):
Net operating loss carryforwards	$ 7,852	$ 944	$ 8,796
Tax credits carryforwards	3,052	567	3,619
Other	662	816	1,478
Gross deferred assets	11,566	2,327	13,893
Valuation allowance	(10,027)	(2,327)	(12,354)
Deferred tax assets	1,539	-	1,539

Property and equipment	(1,539)	-	(1,539)
Deferred tax liabilities	(1,539)	-	(1,539)

Net deferred income tax assets (liabilities)	$ -	$ -	$ -

The valuation allowance decreased $2,065 in the year ending March 31, 2006 and increased $2,840 in the year ended March 31, 2005. As of March 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $6.3 million and $42.0 million, respectively, and federal and state tax credit carryforwards of approximately $0.6 million and $2.0 million, respectively. The net operating loss will expire at various dates beginning in 2013, if not utilized. The tax credit can be carried forward indefinitely. The Company also has foreign net operating loss carryforward of 131.0 million New Taiwan Dollars (or approximately $4.0  million as of March 31, 2006), which expire beginning in the year 2008.

16. Geographic and Product Information

The breakdown of sales by geographic customer destination is as follows:

	Years Ended March 31,
	2006	2005

United States	$ 6,080	$ 11,240
International	13,346	12,943
Total	$ 19,426	$ 24,183

The majority of the Company’s long-lived assets are located in the United States. Long-lived assets consist primarily of long-term investments, property, plant and equipment, net of accumulated depreciation and deposits. The following represents the geographic location of long-lived assets:

	March 31,
	2006	2005

United States	$ 31,759	$ 40,525
Taiwan	5,478	7,981
Total	$ 37,237	$ 48,506

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Consolidated Financial Statements (in thousands )

DiCon’s revenue breakdown over the last two fiscal years by product line has been as follows:

	Years Ended March 31,
	2006	2005

WDM	40%	54%
Switch	60%	46%

Sales to two customers accounted for 18.8% and 13.8% of total revenue in the year ended March 31, 2006. Sales to three customers accounted for 17.2%, 13.8% and 13.3% of total revenue in the year ended March 31, 2005.

17.	Commitments and contingencies

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

Changes in the Company’s warranty accrual, which is included as a component of accounts payable and accrued liabilities on the consolidated balance sheets, are as follows:
	Fiscal Year
	2006	2005
Balance at beginning of period	$ 25	$ 16
Accruals for warranties during the period	17	124
Settlements made (in cash) during the period	(22)	(115)
Balance at closing of period	$ 20	$ 25

The Company moved to its new facilities in Richmond, California during the 2001 fiscal year. Accordingly, certain of the leased properties, primarily in the U.S., were no longer used for operating purposes and were available for sublease. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. The mutual settlement agreement and release for the last non-cancelable operating lease was executed on November 23, 2004, and the amount in excess of the estimate of the remaining costs of the lease, net of expected sublease income of $0.1 million, was adjusted as of December 31, 2004. Lease expense net of sublease income for the year ended March 31, 2006 and 2005 was $70 and $97, respectively.

Global owns a condominium interest in the building in Kaohsiung, Taiwan. This facility is located on a ground lease that extends through 2011. The ground lease may be renewed indefinitely, and there is no penalty for early cancellation, except for forfeiture of the owned facility.

As of March 31, 2006, DiCon’s future gross commitments under all leases are as follows:

Fiscal Year Ending March 31,	(000’s)
2007	23
2008	23
2009	23
2010 2011	23 14
$ 106

DiCon Fiberoptics, Inc. and Subsidiary Notes to the Consolidated Financial Statements (in thousands )

Global maintains its line of credit of 80 million New Taiwan Dollars (or approximately $2.5 million as of March 31, 2005) from a Taiwan bank. The line of credit will mature on September 30, 2005. The interest rate is based on a rate set by the bank at the time funds are drawn. The amount drawn as of March 31, 2005 was 41.0 million New Taiwan Dollars (or approximately $1.3 million as of March 31, 2005) with an interest rate of 3.35%.

18.	Subsequent events

Subsequent to March 31, 2006, Global voluntarily repaid 25.0 million New Taiwan Dollars (or approximately $0.8 million as of March 31, 2006) of the line of credit.

On April 10, 2006, the bank agreed to extend the final payment date of the mortgage loan from October 20, 2007, to October 20, 2017, and decrease the interest rate on the mortgage loan from the Index to the Index minus 1%.

On April 25, 2006, DiCon commenced a tender offer to repurchase up to 154,500 shares of its common stock at a price of $1.00 per share (the “Tender Offer”). In light of the shareholders’ response to the Tender Offer, the board of directors determined that to continue with the offer would not achieve its stated purpose for the tender offer, which was to reduce the Company’s holders of record below 300 thus enabling the Company to stop filing periodic reports and other information with the Securities and Exchange Commission. Consequently, the Board terminated the Tender Offer on June 6, 2006.

Financial Statement Schedule.

Valuation and Qualifying Accounts

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions/	End of
Description (in 000’s)	of Period	Expenses	Accounts	Writeoffs	Period

Allowances for doubtful accounts
Year ended March 31, 2005	$ 78	$ 102	$ -	$ -	$ 180
Year ended March 31, 2006	$ 180	$ -	$ -	$ (124)	$ 56

Allowances for deferred tax assets
Year ended March 31, 2005	$ 9,514	$ -	$ 2,840	$ -	$ 12,354
Year ended March 31, 2006	$ 12,354	$ -	$ -	$ (2,065)	$ 10,289

Provision for estimated losses due to vacated properties
Year ended March 31, 2005	$ 250	$ -	$ -	$ (250)	$ -
Year ended March 31, 2006	$ -	$ -	$ -	$ -	$ -

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There is no information required to be reported under Item 304(b) of Regulation S-B.

Item 8A. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures. The undersigned principal executive and financial officer of the Company concludes that the Company’s disclosure controls and procedures are effective as of March 31, 2006, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15.

(b)
Changes in Internal Controls. There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the fourth quarter of the fiscal year ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

There is no information or event required to be reported on Form 8-K during the fourth quarter of the fiscal year ended March 31, 2006, that was not so reported.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

DiCon’s directors and executive officers as of June 28, 2006, are as follows:

Name	Age	Position

Ho-Shang Lee, Ph.D.	47	President, Chief Executive Officer and Director
Gilles M. Corcos, Ph.D.	79	Chairman of the Board and Director
Chun-Lung Lin	47	President of Global Fiberoptics Inc. and Director
Andrew F. Mathieson	49	Director
Dunson Cheng, Ph.D.	61	Director
Paul Ming-Ching Lo	48	Vice President of Manufacturing and Operations
Anthony T. Miller	64	General Counsel and Secretary

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

Financial Expert

The Board of Directors does not have an audit committee or a financial expert serving on the Board. The Board does not have a financial expert because there is no vacancy on the Board, and the incumbent directors have been re-elected each year since 2002 and earlier. A larger Board would not be appropriate for a company the size of the Company.

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

Based solely on its review of such forms that it has received, the Company believes that, during the fiscal year ended March 31, 2006, all Section 16(a) filing requirements were satisfied on a timely basis.

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

Item 10. Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation for the chief executive officer and the three most highly compensated executive officers other than the chief executive officer who were serving at the end of the fiscal year ended March 31, 2006. This table shows the compensation earned by these individuals for the last three fiscal years ended March 31, 2006.

		Annual Compensation	Long-term Compensation
Name And Principal Position	Fiscal Year Ended March 31	Salary ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)(1)

Ho-Shang Lee, Ph.D. President and Chief Executive Officer	2006 2005 2004	$62,100 $61,200 $57,600	-- -- --	-- -- --	$9,580 $4,360 $1,728
Paul Ming-Ching Lo Vice President of Manufacturing and Operations	2006 2005 2004	$145,563 $139,188 $128,000	-- -- --	-- -- --	$7,278 $6,959 $3,200
Jannett Wang (2) Vice President of Administration	2006 2005 2004	$108,216 $130,617 $116,667	-- -- --	-- -- --	-- -- --
Anthony T. Miller General Counsel and Secretary	2006 2005 2004	$126,156 $152,469 $226,000	-- -- --	-- -- --	-- -- --
(1)
The amounts in this column include DiCon’s contributions to the 401(k) plan, which covers all eligible employees who meet certain service requirements. Employees may elect to defer a portion of their gross salary to their accounts within the 401(k) plan. DiCon at its option may make additional contributions to the employee accounts. For the fiscal years ended March 31, 2006, 2005, and 2004, DiCon elected to match 50 percent of the first 6 percent of the employee contributions. DiCon’s contributions are subject to a six-year vesting schedule.

(2)	On December 19, 2005, Jannett Wang submitted her resignation effective January 2, 2006.

Options Grants in Last Fiscal Year

There were no stock options for DiCon shares granted to the executive officers listed in the Summary Compensation Table during the fiscal year ended March 31, 2006.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year - End Option Values

The following table sets forth for each executive listed in the Summary Compensation Table the number of options exercised in the fiscal year ended March 31, 2006, and the number of shares subject to both exercisable and unexercisable stock options as of March 31, 2006. In addition, the table sets forth the value of unexercised options as of March 31, 2006.

Name	Shares Acquired On Exercise (# of shares)	Value Realized ($)	Number Of Shares Underlying Unexercised Options at Fiscal Year-End (# of shares)		Value of Unexercised in-the-money Options at Fiscal Year End (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Ho-Shang Lee, Ph. D. President and Chief Executive Officer	--	--	--	--	--	--
Paul Ming-Ching Lo Vice President of Manufacturing and Operations	--	--	676,354	--	--	--
Jannett Wang (2) Vice President of Administration	--	--	--	--	--	--
Anthony T. Miller General Counsel and Secretary	--	--	156,800		--	--
(1)	The value of unexercised options is based on the fair market value of the underlying stock at fiscal year end, as determined by the Board of Directors.

(2)	On December 19, 2005, Jannett Wang submitted her resignation effective January 2, 2006.

Compensation of Directors

Dr. Gilles M. Corcos received compensation of $55,200 during the fiscal year ended March 31, 2006. None of the other Directors received compensation from the Company other than the stock options described below.

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

The following table sets forth information regarding persons who are known to DiCon to be the beneficial owner of more than five percent of DiCon’s common stock as of March 31, 2006.

Title Of Class	Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Ownership		Percent Of Class

Common	Ho-Shang Lee, Ph.D. 1689 Regatta Blvd. Richmond, CA 94804	27,832,197	(1)	24.1%
Common	Gilles M. Corcos, Ph.D., as Trustee for The Gilles M. Corcos Trust 1689 Regatta Blvd. Richmond, CA 94804	14,626,410		12.7%
Common	Anne Bleecker Corcos, as Trustee for The Anne Bleecker Corcos Revocable Trust 88 Codornices Road Berkeley, CA 94708	11,786,000		10.2%
Common	Mei-Li Lee 1689 Regatta Blvd. Richmond, CA 94804	21,295,607	(2)	18.4%
Common	Andrew F. Mathieson, as co-Trustee for the Charlotte Bliss Taylor Trust 300 Drake’s Landing Road, Suite 250 Greenbrae, CA 94904-2498	7,481,000	(3)	6.5%
Common	Samuel L. Taylor 506 Arlington Ave. Berkeley, CA 94707	14,522,920	(4)	12.6%

(1)
Includes 878,197 shares issued to employees under the Employee Stock Option Plan and the Employee Stock Purchase Plan which are subject to voting right agreements pursuant to which Dr. Lee has sole voting rights.

(2)
Includes 285,858 shares subject to stock options under the Employee Stock Option Plan which are exercisable and 1,539 shares issued under the Employee Stock Purchase Plan which are subject to voting right agreements pursuant to which Dr. Lee has sole voting rights.

(3)
Includes 55,000 shares subject to stock options under the Employee Stock Option Plan which are exercisable, 7,076,000 shares owned by Mr. Mathieson as co-Trustee for the Charlotte Bliss Taylor Trust, and 350,000 shares owned by Darlington Partners, L.P., an investment partnership for which Fairview Capital Investment Management LLC (“Fairview”) is the general partner. Mr. Mathieson is the managing member of Fairview.

(4)	Includes 7,076,000 shares held by Mr. Taylor as co-Trustee for the Charlotte Bliss Taylor Trust.

(b)	Security Ownership of Management.

The following table sets forth information regarding DiCon’s common stock beneficially owned by all directors and executive officers as of March 31, 2006.

Title Of Class	Name Of Beneficial Owner	Amount And Nature Of Beneficial Ownership		Percent Of Class

Common	Ho-Shang Lee, Ph.D.	27,832,197	(1)	24.1%
Common	Gilles M. Corcos, Ph.D., as Trustee for The Gilles M. Corcos Trust	14,626,410		12.7%
Common	Chung-Lung Lin	3,723,885	(2)	3.2%
Common	Andrew F. Mathieson, as co-Trustee for the Charlotte Bliss Taylor Trust	7,481,000	(3)	6.5%
Common	Dunson Cheng	-0-	(4)	0.00%
Common	Paul Ming-Ching Lo	744,165	(5)	0.6%
Common	Anthony T. Miller	168,184	(6)	0.1%

	Total for directors and executive officers	54,575,841		47.2%
(1)
Includes 878,197 shares issued to employees under the Employee Stock Option Plan and the Employee Stock Purchase Plan which are subject to voting right agreements pursuant to which Dr. Lee has sole voting rights.

(2)
Includes 64,000 shares subject to stock options under the Employee Stock Option Plan which are exercisable, 1,180,000 shares held by a company owned by Mr. Lin and 32,101 shares issued under the Employee Stock Purchase Plan which are subject to voting right agreements pursuant to which Dr. Lee has sole voting rights.

(3)
Includes 55,000 shares subject to stock options under the Employee Stock Option Plan which are exercisable, 7,076,000 shares owned by Mr. Mathieson as co-Trustee for the Charlotte Bliss Taylor Trust, and 350,000 shares owned by Darlington Partners, L.P., an investment partnership for which Fairview Capital Investment Management LLC (“Fairview”) is the general partner. Mr. Mathieson is the managing member of Fairview.

(4)	In January 2004, Dunson Cheng voluntarily surrendered past and future stock option awards under the Employee Stock Option Plan.

(5)
Includes 676,354 shares subject to stock options under the Employee Stock Option Plan which are exercisable and 37,811 shares issued under the Employee Stock Purchase Plan which are subject to voting right agreements pursuant to which Dr. Lee has sole voting rights.

(6)
Includes 156,800 shares subject to stock options under the Employee Stock Option Plan which are exercisable and 11,384 shares issued under the Employee Stock Purchase Plan which are subject to voting right agreements pursuant to which Dr. Lee has sole voting rights.

(c)	Changes in Control.

There are no arrangements, known to the small business issuer, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 12. Certain Relationships and Related Transactions.

Dr. Dunson Cheng is Chairman of the Board, Director, President and Chief Executive Officer and a shareholder of Cathay Bank. Cathay Bank was the lender under the construction loan for the Company’s corporate headquarters and manufacturing facility in Richmond, California, and is the lender under the mortgage loan which refinanced the construction loan. (See Note [12] to financial statements appearing herein). Dr. Cheng became a Director of DiCon in February 2002.

During the fiscal year ended March 31, 2005, DiCon paid Cathay Bank $5,656,404 in principal and interest on the mortgage loan. The loan balance at March 31, 2005, was $20,913,460. Subsequent to March 31, 2005, the Company made numerous prepayments to reduce the unpaid principal balance of the Loan down to $9,957,052 with interest paid through March 20, 2006.

On April 10, 2006, DiCon entered into a Loan Modification and Extension Agreement and Amendment to Promissory Note (“Loan Modification”) and a Modification of Construction Trust Deed (“Trust Deed”) with Cathay Bank. The Loan Modification and Trust Deed extended the final payment date of the loan from October 20, 2007, to October 20, 2017, decreased the interest rate on the loan from the Index to the Index minus 1%, and released a parcel of vacant land of approximately 5.88 acres from the lien of the Trust Deed.

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

Item 13. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation of DiCon Fiberoptics, Inc., filed June 2, 1986. (a)
3.1.1	Certificate of Amendment of Articles of Incorporation of DiCon Fiberoptics, Inc., filed November 9, 1988. (a)
3.1.2	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed April 12, 2000. (a)
3.1.3	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed January 24, 2001. (a)
3.1.4	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed June 26, 2002. (a)
3.2	By-Laws of DiCon Fiberoptics, Inc., as amended dated May 15, 2002. (a)
4.1	Specimen Common Stock Certificate. (a)
4.2	Form of Buy-Sell Agreement (investors). (a)
4.2.1	Form of Buy-Sell Agreement (employees). (a)
9.1	Form of Voting Rights Agreement. (a)
10.1	DiCon Fiberoptics, Inc. Employee Stock Option Plan. (a)
10.2	DiCon Fiberoptics, Inc. Employee Stock Purchase Plan. (a)
10.3	Term Loan Agreement with Cathay Bank dated November 20, 2001, together with Promissory Note issued thereunder. (a)
10.3.1	Indemnity from Ho-Shang Lee in favor of Cathay Bank dated November 20, 2001. (a)
10.3.2	Loan Modification and Extension Agreement and Amendment to Promissory Note dated June 28, 2004, with Cathay Bank. (b)
10.3.3	Modification of Construction Trust Deed dated June 28, 2004, with Cathay Bank. (b)
10.3.4	Loan Modification and Extension Agreement and Amendment to Promissory Note dated as of April 5, 2006, with Cathay Bank. (d)
10.3.5	Modification of Construction Trust Deed dated as of April 5, 2006, with Cathay Bank. (d)
10.4	Equipment Loan and Security Agreement with First Bank & Trust dated April 25, 2001, together with Promissory Note (Equipment Loan) issued thereunder. (a)
10.4.1	Modification to Loan and Security Agreement dated May 31, 2002. (a)
10.5	Lease Agreement with Lincoln Marina Bay, a California limited partnership, dated August 8, 2000, for premises at 1100 Marina Way South, Richmond, California. (a)
10.6	Multi-Tenant Industrial Triple Net Lease with Catellus Development Corporation dated December 3, 1999, for premises at 938 Marina Way South, Richmond, California. (a)
10.7	Multi-Tenant Industrial Triple Net Lease with Catellus Development Corporation dated December 3, 1999, for premises at 914 Marina Way South, Richmond, California. (a)
16.1	Letters re Change in Certifying Accountant. (c)
21.1	Subsidiaries of Registrant. (a)
23.1	Consent of Burr, Pilger & Mayer LLP.
23.2	Consent of PricewaterhouseCoopers. Kaohsiung, Taiwan.
31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(a)	Incorporated by reference from the correspondingly numbered Exhibit to the Form 10 Registration Statement filed by registrant with the Securities and Exchange Commission on July 23, 2002.

(b)	Incorporated by reference from the correspondingly numbered Exhibit to the Form 10-QSB Quarterly Report filed by registrant with the Securities and Exchange Commission on August 13, 2004.

(c)	Incorporated by reference from the correspondingly numbered Exhibit to the Form 8-K Current Report filed by registrant with the Securities and Exchange Commission on August 4, 2004.

(d)	Incorporated by reference from the correspondingly numbered Exhibit to the Form 8-K Current Report filed by registrant with the Securities and Exchange Commission on April 12, 2006.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of DiCon’s annual financial statements and review of financial statements included in DiCon’s Form 10-QSB quarterly reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $120,000 for the fiscal year ended March 31, 2006 and $124,000 for the fiscal year ended March 31, 2005.

Audit-Related Fees

There were no other fees for audit related services for the fiscal year ended March 31, 2006 or for the fiscal year ended March 31, 2005.

All Other Fees

There were no other fees billed in either of the fiscal years ended March 31, 2006 and 2005 for products and services provided by the principal accountant, other than reported above.

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

DICON FIBEROPTICS, INC. (Registrant)

Date:	June 26, 2006	By:	/s/ Ho-Shang Lee
(Signature)
		Name:	Ho-Shang Lee
		Title:	President and Chief Executive Officer
(principal executive and financial officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DICON FIBEROPTICS, INC. (Registrant)

Date:	June 18, 2006	By:	/s/ Gilles M. Corcos
(Signature)
		Name:	Gilles M. Corcos
		Title:	Chairman of the Board of Directors

Date:	June 26, 2006	By:	/s/ Ho-Shang Lee
(Signature)
		Name:	Ho-Shang Lee
		Title:	Member of the Board of Directors

Date:	June 14, 2006	By:	/s/ Andrew F. Mathieson
(Signature)
		Name:	Andrew F. Mathieson
		Title:	Member of the Board of Directors

Date:	June 15, 2006	By:	/s/ Chun-Lung Lin
(Signature)
		Name:	Chun-Lung Lin
		Title:	Member of the Board of Directors

Date:	June 14, 2006	By:	/s/ Dunson Cheng
(Signature)
		Name:	Dunson Cheng
		Title:	Member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of DiCon Fiberoptics, Inc., filed June 2, 1986. (a)
3.1.1	Certificate of Amendment of Articles of Incorporation of DiCon Fiberoptics, Inc., filed November 9, 1988. (a)
3.1.2	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed April 12, 2000. (a)
3.1.3	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed January 24, 2001. (a)
3.1.4	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed June 26, 2002. (a)
3.2	By-Laws of DiCon Fiberoptics, Inc., as amended dated May 15, 2002. (a)
4.1	Specimen Common Stock Certificate. (a)
4.2	Form of Buy-Sell Agreement (investors). (a)
4.2.1	Form of Buy-Sell Agreement (employees). (a)
9.1	Form of Voting Rights Agreement. (a)
10.1	DiCon Fiberoptics, Inc. Employee Stock Option Plan. (a)
10.2	DiCon Fiberoptics, Inc. Employee Stock Purchase Plan. (a)
10.3	Term Loan Agreement with Cathay Bank dated November 20, 2001, together with Promissory Note issued thereunder. (a)
10.3.1	Indemnity from Ho-Shang Lee in favor of Cathay Bank dated November 20, 2001. (a)
10.3.2	Loan Modification and Extension Agreement and Amendment to Promissory Note dated June 28, 2004, with Cathay Bank. (b)
10.3.3	Modification of Construction Trust Deed dated June 28, 2004, with Cathay Bank. (b)
10.3.4	Loan Modification and Extension Agreement and Amendment to Promissory Note dated as of April 5, 2006, with Cathay Bank. (d)
10.3.5	Modification of Construction Trust Deed dated as of April 5, 2006, with Cathay Bank. (d)
10.4	Equipment Loan and Security Agreement with First Bank & Trust dated April 25, 2001, together with Promissory Note (Equipment Loan) issued thereunder. (a)
10.4.1	Modification to Loan and Security Agreement dated May 31, 2002. (a)
10.5	Lease Agreement with Lincoln Marina Bay, a California limited partnership, dated August 8, 2000, for premises at 1100 Marina Way South, Richmond, California. (a)
10.6	Multi-Tenant Industrial Triple Net Lease with Catellus Development Corporation dated December 3, 1999, for premises at 938 Marina Way South, Richmond, California. (a)
10.7	Multi-Tenant Industrial Triple Net Lease with Catellus Development Corporation dated December 3, 1999, for premises at 914 Marina Way South, Richmond, California. (a)
16.1	Letters re Change in Certifying Accountant. (c)
21.1	Subsidiaries of Registrant. (a)
23.1	Consent of Burr, Pilger & Mayer LLP.
23.2	Consent of PricewaterhouseCoopers. Kaohsiung, Taiwan.
31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(a)	Incorporated by reference from the correspondingly numbered Exhibit to the Form 10 Registration Statement filed by registrant with the Securities and Exchange Commission on July 23, 2002.

(b)	Incorporated by reference from the correspondingly numbered Exhibit to the Form 10-QSB Quarterly Report filed by registrant with the Securities and Exchange Commission on August 13, 2004.

(c)	Incorporated by reference from the correspondingly numbered Exhibit to the Form 8-K Current Report filed by registrant with the Securities and Exchange Commission on August 4, 2004.

(d)	Incorporated by reference from the correspondingly numbered Exhibit to the Form 8-K Current Report filed by registrant with the Securities and Exchange Commission on April 12, 2006.