Form 10QSB
period 2006-06-30
DICON FIBEROPTICS INC
filed 2006-08-10
CIK 1119012

                                                                                                                                                   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
_________________________

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006, or

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

Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock as of June 30, 2006, was 111,907,283

Transitional Small Business Disclosure Format (check one): Yes  ☐ No ☒

__________________________________________________________________________________________________________

DICON FIBEROPTICS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.
DiCon Fiberoptics, Inc. and Subsidiary Unaudited Consolidated Balance Sheets (in thousands)

	June 30,	March 31,
	2006	20056 (1)
Assets
Current assets:
Cash and cash equivalents	$2,854	$1,411
Marketable securities	18,965	19,785
Accounts receivable, net of allowance for doubtful accounts of $54 and $188, respectively	3,688	2,379
Inventories	2,054	2,246
Interest receivables and prepaid expenses	339	423

Total current assets	27,900	26,244

Property, plant and equipment, net	36,778	37,225
Other assets	11	12
Total assets	$64,689	$63,481

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,901	$1,569
Advances received from customers	3,676	3,663
Current portion of mortgage and other debt	2,577	2,319

Total current liabilities	8,154	7,551

Mortgage and other debt, net of current portion	9,685	9,332
Total liabilities	17,839	16,883

Commitments (Note 14)

Shareholders' equity:
Common stock: no par value; 200,000 shares authorized; 111,907 and 111,914 shares issued and outstanding at June 30, 2006 and March 31, 2006, respectively	22,196	22,204
Additional paid-in capital	13,265	13,265
Deferred compensation	(23)	(28)
Retained earnings	11,854	11,607
Accumulated other comprehensive income/(loss)	(442)	(450)
Total shareholders' equity	46,850	46,598

Total liabilities and shareholders' equity	$64,689	$63,481

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1) Balances at March 31, 2006 are derived from the audited Financial Statements at that date.

DiCon Fiberoptics, Inc. and Subsidiary Unaudited Consolidated Statements of Operations and Comprehensive Income/(Loss) (in thousands, except per share data)

	For the three months ended June 30,
	2006	2005

Net sales	$5,011	$5,626

Cost of goods sold	2,573	3,724

Gross profit	2,438	1,902

Selling, general and administrative expenses	1,231	1,197
Research and development expenses	1,274	1,137

	2,505	2,334

Gain/(Loss) from operations	(67)	(432)

Other (expense) income:
Interest expense	(185)	(315)
Interest income	248	121
Gain on disposal of fixed assets	4	56
Other income, net	259	18

Income/(Loss) before income taxes	259	(552)

Income tax expense	12	-

Net Income/(loss)	$247	$(552)
Other comprehensive income (loss):
Foreign currency translation adjustment	-8	157

Comprehensive income/(loss)	$255	$(395)

Net income/(loss) per share - Basic	nil	nil

Net income/(loss) per share - Diluted	nil	nil

Average shares used in computing net income/(loss) per share - basic	111,912	111,947

Average shares used in computing net income/(loss) per share - diluted	111,967	111,947

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary Unaudited Consolidated Statement of Cash Flows (in thousands)
	Three Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income/(loss)	$247	$(552)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation	610	1,572
Write down excess and obsolete inventories	(30)	-
Provision for bad debts	(2)	8
(Gain) loss on disposal of property, plant and equipment	(4)	(56)
Stock compensation expense	5	33
Changes in assets and liabilities:
Accounts receivable	(1,306)	1,535
Inventories	228	337
Prepaid expenses and other current assets	84	(31)
Other assets	0	27
Accounts payable and accrued liabilities	333	(524)
Net cash provided by (used in) operating activities	165	2,349

Cash flows from investing activities:
Purchases of marketable securities	(6,158)	(6,297)
Sales of marketable securities	6,986	6,979
Sale of property, plant and equipment	4	60
Purchases of property, plant and equipment	(146)	(102)
Net cash provided by investing activities	686	640

Cash flows from financing activities:
Borrowings under mortgages and other debt	1,507	669
Repayment of mortgages and other debt	(897)	(2,588)
Repurchases of common stock	(8)	(8)
Net cash (used in) provided by financing activities	602	(1,927)

Effect of exchange rate changes on cash and cash equivalents	(10)	2

Net change in cash and cash equivalents	1,443	1,064
Cash and cash equivalents, beginning of period	1,411	1,784
Cash and cash equivalents, end of period	$2,854	$2,848

Supplemental disclosures of cash flow information:

Cash paid for interest	$185	$301

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
_________________________________________________________________________________________________________

1.	Nature of operations

The business of DiCon Fiberoptics, Inc. and Subsidiary (the “Company”) is developing, manufacturing, and marketing optical components, modules, and test instruments for optical communications markets. DiCon Fiberoptics, Inc. (“DiCon”), is incorporated in California. The Company has its headquarters and a domestic manufacturing facility and headquarters in California. The Company, through Global Fiberoptics Inc. (“Global”), its wholly owned Taiwanese subsidiary, formed in December 1999, also operates a manufacturing and sales facility in Kaohsiung, Taiwan, and conducts manufacturing and Asian marketing, and sales activities there.

2.	Basis of presentation

The Company operates and reports based on a fiscal year that ends on March 31st. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and on the same basis of presentation as the audited financial statements included in the Company’s Annual Report on Form 10-KSB/A-1 as filed with the Securities and Exchange Commission (SEC) on June 28, 2006 (the “Company’s 10-KSB/A-1”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended March 31, 2006 included in the Company’s Form 10-KSB.

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

        On April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,”using the prospective application method prescribed by SFAS No. 123R.  Prior to the adoption of SFAS No. 123R, we accounted for stock option awards to employees in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method) and, accordingly, recognized no compensation expense for stock option awards to employees.  Stock option awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Prior to adoption of FAS123R, the company disclosed proforma net income/(loss) in accordance with FAS123 and FAS148 “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123”estimating the value of its employee option awards using the minimum value method.

        Under the prospective application method, the Company is required to record compensation expense prospectively for all employee stock options awarded during the reporting period based upon the fair-value-based method prescribed by SFAS No. 123R.  The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The estimated fair value of employee stock option awards is amortized over the award’s vesting period on a straight-line basis.  Compensation expense related to stock options awarded in the quarter ended June 30, 2006 was immaterial.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share data)
__________________________________________________________________________________________________________

4. Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Interpretation No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under the Interpretation, a tax position can the recognized in the financial statements if it is more likely than not that the position will be sustained upon examination by the taxing authorities who have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater the 50 percent likely of being realized upon settlement. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective beginning in 2007. We have not yet determined the impact of adopting Interpretation No. 48 on our consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share data)
___________________________________________________________________________________________________________

5.	Liquidity

As of June 30, 2006, the Company had cash and cash equivalents of $2.9 million. In addition, in conformity with the requirements of generally accepted accounting principles, $19.0 million was invested in certificates of deposit and other marketable securities that were classified as marketable securities. The Company invests cash in excess of short-term needs in these investments to attempt to improve yields on its total investment portfolio.

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

6.	Basic net income/(loss) per share

Basic income/(loss) per share is computed by dividing the net income or loss (numerator) by the weighted average number of common shares outstanding (denominator) during the periods presented, excluding the dilutive effect of stock options. Diluted net income or loss per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. In computing diluted net income or loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds of stock option exercises.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income/(loss) per share computations for the periods presented below:
	For the three months ended
	June 30,
	2006	2005
Numerator:
Net income/(loss)	$247	$(552)

Denominators:
Basic shares	111,912	111,947

Diluted shares	111,967	111,947

Net income/(loss) per share-Basic	nil	nil

Net income/(loss) per share-Diluted	nil	nil

Stock options totaling 4,129 for the three months ended June 30, 2005, were not included in the diluted earnings per share amounts as their effect would have been anti-dilutive.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
__________________________________________________________________________________________________________

7.	Marketable Securities

The value of the Company’s investments by major security type is as follows:

	Cost	Unrealized	Unrealized	Fair
		Gain	Losses	Value
June 30, 2006
Certificate of Deposit	$18,965	$-	$-	$18,965
March 31, 2006
Certificate of Deposit	$18,783	$-	$-	$18,783
Foreign Mutual Fund	1,001	1		1,002

Debt securities include certificates of deposit with original maturities of greater than 90 days.

8.	Inventories

Inventories consist of the following as of June 30, 2006 and March 31, 2006:

	June 30,	March 31,
	2006	2006

Raw materials	$634	$634
Work-in-process	1,420	1,612
Total	$2,054	$2,246

During the three months period ended June 30, 2006, the Company recovered $.03 million of inventory previously written off. During the fiscal year ended March 31, 2006, the Company wrote off approximately $0.3 million of obsolete inventory.

9.	Property, Plant and Equipment, net

Property, plant and equipment consist of the following as of June 30, 2006 and March 31, 2006:

	June 30,	March 31,
	2006	2006
Land	$5,944	$5,944
Building and improvements	33,294	33,281
Machinery, equipment and fixtures	39,446	39,295
Property, plant and equipment	78,684	78,520
Less: Accumulated depreciation	(41,906)	(41,295)
Property, plant and equipment, net	$36,778	$37,225

Depreciation expense was $610 and $4,498 for the three months ended June 30, 2006 and for the year ended March 31, 2006.

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

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
_________________________________________________________________________________________________________

10.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of June 30, 2006 and March 31, 2006:
	June 30,	March 31,
	2006	2006

Accounts payable	$563	$428
Accrued payroll	562	527
Temporary receipts	178	2
Accrued liabilities	598	612
	$1,901	$1,569

11.	Mortgage and Other Debt

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

The Company was in compliance with the additional principal repayments requirement as of June 30, 2006. During the year ended March 31, 2006, the Company voluntarily prepaid three additional $0.5 million equal installments that were originally due on January 1, 2006, April 1, 2006 and July 1, 2006. In addition, the Company voluntarily prepaid an additional $8.5 million principal of the mortgage loan during the year ended March 31, 2006. This included $5.5 million from the proceeds of land sale. The balance of the mortgage loan as of March 31, 2006 was $10.0 million with an interest rate of 7.5%.

On April 10, 2006, the bank agreed to extend the final payment date of the mortgage loan from October 20, 2007, to October 20,  2017, and decrease the interest rate on the  mortgage loan from the Index to the Index minus 1%

Global maintained its line of credit of 80 million New Taiwan Dollars (or approximately $2.5 million as of June 30, 2006) from a Taiwan bank. The line of credit will mature on September 30, 2006. The interest rate is based on a rate set by the bank at the time funds are drawn. Annual rate of interest on the borrowings was 3.47% during the period. The amount drawn as of June 30, 2006 was 78.5 million New Taiwan Dollars (or approximately $2.4 million as of June 30, 2006) with an interest rate of 3.47%.

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

The second, third and final annual installments of $416, $347 and $197 to those employees electing to receive cash in lieu of additional options but not electing the early payment program was were paid on March 31, 2003, 2004 and 2005.

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

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
___________________________________________________________________________________________________________

Compensation expense related to the Company’s stock compensation plans and conversion of the Contingently Promised Units has been reflected in the Unaudited Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three months ended June 30, 2006 and 2005 as follows:

	For the three months ended
	June 30,
	2006	2005
Cost of goods sold	$1	$11
Selling, general and administrative expenses	2	17
Research and development expenses	1	5
	$4	$33

13.	Income Taxes

The Company has substantial net operating loss carryforwards. For the year ended March 31, 2006, the Company recorded a tax provision of $191 related to the 90% alternative minimum tax limitation with respect to utilization of the net operating loss carry forwards. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against certain deferred tax assets at March 31, 2006 and 2005. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

During the fiscal year ended March 31, 2005, the Company’s federal income tax returns for fiscal years ended in 2000 to 2003 have been examined by the Internal Revenue Service. As a result of this review, certain tax credits previously claimed were considered to be excessive and therefore additional tax assessment was required. In the fiscal year ended March 31, 2005, the Company paid $281 for the tax assessments that may result. The total related interest payable assessed was $59. After the payment of $28 during the quarter, tThe net related remaining balance of $31interest payable of $31 was included in accounts payable and accrued liabilities in the unaudited consolidated balance sheets after deducting the payment of $28 during the three months endedas of June 30, 2005.

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

During the period ending June 30, 2006, the Company recorded a tax provision of $12, which is related to the 90% alternative minimum tax limitation with respect to utilization of the net operating loss carry forwards.

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

Changes in the Company’s warranty reserve during the three months ended June 30, 2006 and 2005 were as follows:

	Three months ended June 30,
	2006	2005
Beginning balance	$20	$24
Provision for warranty	14	10
Utilization of reserve	(13)	(5)
Ending balance	$21	$29

Global owns a condominium interest in the building in Kaohsiung, Taiwan. This facility is located on a ground lease that extends through 2011. The ground lease may be renewed indefinitely, and there is no penalty for early cancellation, except for forfeiture of the owned facility.

As of June 30, 2006,the Company’s future gross commitments under all leases was $0.1 million.

Global maintained its line of credit of 80 million New Taiwan Dollars (or approximately $2.5 million as of June 30, 2006) from a Taiwan bank. The line of credit will mature on September 30, 2006. The interest rate is based on a rate set by the bank at the time funds are drawn. Annual rate of interest on the borrowings was 3.47% during the period. The amount drawn as of June 30, 2006 was 78.5 million New Taiwan Dollars (or approximately $2.4 million as of June 30, 2006) with an interest rate of 3.47%.

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

The Company’s cost of goods sold consists primarily of the cost of direct materials, labor and manufacturing overhead, scrap and rework associated with products sold, as well as production start up costs. As demand changes, the Company attempts to manage its manufacturing capacity to meet demand for existing and new products; however, certain portions of its costs are fixed and as volumes decrease, these expenses are difficult to reduce proportionately, if at all. The Company assesses its inventory position on a monthly and quarterly basis with its then current forecasts. During the three months ended June 30, 2006, $.03 million of previously written down inventory was sold. During the fiscal year ended March 31, 2006, the Company wrote off approximately $0.3 million of obsolete inventory.

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

The Company operates in one segment, the design and manufacture of passive optical components, modules and test instruments.

Selling, general and administrative expenses include salaries, benefits, commissions, product promotion and administrative expenses. The Company expects these expenses to continue to be substantial as the Company strives to sustain its market share in the fiberoptic component manufacturing business.

During the fiscal year 2005, the Company consolidated its R&D projects to better align its business needs with existing operations and to provide a more efficient use of its facilities. As a result, certain R&D projects were discontinued and it was determined that related support equipment had no alternative use within the Company. Accordingly the equipment was either abandoned or scrapped, and a loss on the disposal of fixed assets of $1.9 million was recorded in the year ended March 31, 2005 in the consolidated statements of operations and comprehensive loss. The Company incurred a $56,0000.1 million gain on disposal of fixed assets for the quarter ended June 30, 2005.

Excess and idle equipment with a net book value of $796,000 had been written off in the year ended March 31, 2005. No additional excess and idle equipments were written off in the three months ended June 30, 2005.

During the fiscal year ended March 31, 2006, the Company generated a gain on sale of land and fixed assets of $8.0 million. Of this gain, $7.1 million stemmed from the sale of a parcel of land with a net book value of $5.8 million and proceeds from the sale of $12.9 million. The remaining $0.9 gain stemmed from the sale of fixed assets with a net book value of less than $0.1. No additional excess and idle equipments were written off in the three months ended June 30, 2006. There were no significant sales of fixed assets during the three months ended June 30, 2006

Other income (expenses) consists primarily of interest income, offset by interest expense.

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

Financial Results

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

Net Sales

Net sales decreased by 10.9% to $5.0 million for the quarter ended June 30, 2006 from $5.6 million for the quarter ended June 30, 2005. The decrease was primarily due to a decrease in the demand for fiberoptic components and test equipment by telecommunications equipment vendors.

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

Sales to different geographic areas may fluctuate from period to period depending on various factors such as new system development, purchase cycle and price. Net sales to customers in the United States accounted for $1.4 million and $1.8 million of total net sales, or 28.6% and 32.1%, for the three months ended June 30, 2006 and 2005, respectively.

As of June 30, 2006 and 2005, the Company experienced the following concentrations in sales to customers.

	Three months ended
	June 30,
	2006	2005

Percentage of revenue for 3 largest customers	52.5%	58.4%

No. of customers accounting for over 10% of net sales	3	4

Sales to the Company’s leading customers vary significantly from year to year and the Company does not have the ability to predict future sales to these customers.

Cost of Goods Sold and Gross Margin

Costs of goods sold declined 30.9% to $2.6 million in the quarter ended June 30, 2006 from $3.7 million in the quarter ended June 30, 2005. Gross margin as a percentage of net sales was 48.6% in the quarter ended June 30, 2006, compared to 33.8% in the quarter ended June 30, 2005.

The improvement in gross margin in the quarter ended June 30, 2006 is mainly due to expense and cost reductions. During the quarter ended June 30, 2006, no excess and obsolete inventory has been written off.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense was $1.2 million in the quarter ended June 30, 2006, compared to $1.2 million in the quarter ended June 30, 2005.

Research and Development Expenses

Research and development (“R&D”) expense was $1.3 million in the quarter ended June 30, 2006, compared to $1.1 million in the quarter ended June 30, 2005. The decrease in R&D spending reflects the cost reductions resulting from the elimination of certain product development programs and workforce reductions. Future expenditures are expected to fluctuate both in absolute dollars and as a percentage of revenue based on the need to invest in new research and development in order to remain competitive in this rapidly changing industry.

Other (Expense) Income

Other (expense) income for the quarters ended June 30, 2006 and 2005 are as follows:

	Three months ended
	June 30,
(in thousands)	2006	2005

Other (expense) income:
Interest expense	$(185)	$(315)
Interest income	248	121
Gain (loss) on disposal of fixed assets	4	56
Gain/(Loss) on currency exchange	35	(163)
Gain on disposal of expensed items	223	103
Other (expense) income, net	1	78
	$326	$(120)

Interest expense primarily represents the costs of borrowing by DiCon for its mortgage loan on the facility in Richmond, California., facility and its equipment loan. In the quarter ended June 30, 2006, the Company sold certain expensed precious metals used in the production process for total proceeds of $223.

Income/(Loss) Before Income Tax

The Company reported a net income before income tax of $0.2 million for the current quarter compared to a loss of $0.6 million for the same quarter in the prior year. This is primarily due the sale of expensed items as explained above, for a gain of $0.2 million and an improvement in gross margin during the quarter.

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

The effective tax rate for the three months ended June 30, 2006 was 4.6% compared to 0% for the three months ended June 30, 2005. The tax rate for each period is the result of the consolidation of the tax provisions for the US operations with that of the Taiwan operations of Global, and can vary substantially from period to period depending on the relative performance of each operation.

Liquidity and Capital Resources

As of June 30, 2006, the Company had cash and cash equivalents of $2.8 million. In addition, the Company has $19.0 million invested in certificates of deposit and other marketable securities that in conformity with the requirements of generally accepted accounting principles were classified as marketable securities.

The net cash provided by operating activities of $0.2 million for the three months ended June 30, 2006 resulted from non-cash adjustments of $0.6 million to the net income of $0.2 million for the three months ended June 30 2006, a reduction of accounts receivable and inventories of 1.1 million. This cash inflow is partially offset by an increase in accounts payable of $0.3 million.
The net cash provided by operating activities of $2.3 million for the three months ended June 30, 2005 resulted from non-cash adjustments of $1.6 million to the net loss of $0.6 million for the three months ended June 30 2005, a reduction of accounts receivable and inventories of 1.9 million. This cash inflow is partially offset by a decrease in accounts payable of $0.5 million.

The increase in cash flows from investing activities of $0.7 million for the three months ended June 30, 2006 was primarily due to an increase in net proceeds of $0.8 million from the sale and purchase of marketable securities offset by $0.1 million in purchases of propertiesproperty, plant and equipment. The increase in cash flows from investing activities of $0.6 million for the three months ended June 30, 2005 was primarily due to an increase in net proceeds of $0.7 million from the sale and purchase of marketable securities offset by $0.1 million in purchases of propertiesproperty, plant and equipment.

Cash used in financing activities decreased to $0.6 million for the three months ended June 30, 2006 from $1.9 million provided by financing activities in the three months ended June 30, 2005. This change is primarily attributable to the net increase of borrowing under the line of credit.

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

Global maintained its line of credit of 80 million New Taiwan Dollars (or approximately $2.5 million as of June 30, 2006) from a Taiwan bank. The line of credit will mature on September 30, 2006. The interest rate is based on a rate set by the bank at the time funds are drawn. Annual rate of interest on the borrowings was 3.47% during the period. The amount drawn as of June 30, 2006 was 78.5 million New Taiwan Dollars (or approximately $2.4 million as of June 30, 2006) with an interest rate of 3.47%.

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

As of June 30, 2006, the Company’s future gross commitment under all leases was $0.1 million.

Global maintained its line of credit of 80 million New Taiwan Dollars (or approximately $2.5 million as of June 30, 2006) from a Taiwan bank. The line of credit will mature on September 30, 2006. The interest rate is based on a rate set by the bank at the time funds are drawn. Annual rate of interest on the borrowings was 3.47% during the period. The amount drawn as of June 30, 2006 was 78.5 million New Taiwan Dollars (or approximately $2.4 million as of June 30, 2006) with an interest rate of 3.47%.

Item 3. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures. The undersigned principal executive and financial officer of DiCon the Company concludes that DiCon’s the Company’s disclosure controls and procedures are effective as of June 30, 2006 based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15.

(b)  Changes in Internal Controls. There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities by Small Business Issuer.

None.

(b)	Purchases of Equity Securities by Small Business Issuer.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs (2)
April 1, 2006 through April 30, 2006	2,383	$0.96	--	--
May 1, 2006 through May 31, 2006	0	$0.96	--	--
June 1, 2006 through June 30, 2006	4,744	$1.00	--	--
Total	7,127	$0.99	--	--

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

DICON FIBEROPTICS, INC.
(Registrant)

Date:	August 10, 2006	By:	/s/ Ho-Shang Lee
(Signature)

			Name:	Ho-Shang Lee, Ph.D.
			Title:	President and Chief Executive Officer (principal executive and financial officer)

Exhibit Index

Exhibit No.	Description

31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.