Form 10QSB
period 2006-09-30
DICON FIBEROPTICS INC
filed 2006-11-14
CIK 1119012

                                                                                                                                                 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
_________________________

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006, or

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

Yes ☐ No ☒

As of October 26, 2006, there were 22,381,457 shares outstanding. The number of shares outstanding reflects a 5-for-1 reverse stock split effected by the registrant on October 26, 2006.

Transitional Small Business Disclosure Format (check one): Yes  ☐ No ☒

__________________________________________________________________________________________________________

DICON FIBEROPTICS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.
DiCon Fiberoptics, Inc. and Subsidiary Unaudited Consolidated Balance Sheets (in thousands)

	September 30,	March 31,
	2006	20056 (1)
Assets
Current assets:
Cash and cash equivalents	$2,316	$1,411
Marketable securities	19,123	19,785
Accounts receivable, net of allowance for doubtful accounts of $133 and $56, respectively	3,958	2,379
Inventories	1,851	2,246
Interest receivables and prepaid expenses	843	423
Income tax receivable	3,132	-

Total current assets	31,223	26,244

Property, plant and equipment, net	36,127	37,225
Other assets	9	12
Total assets	$67,359	$63,481

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,081	$1,569
Advances received from customers	3,796	3,663
Current portion of mortgage and other debt	2,029	2,319

Total current liabilities	7,906	7,551

Mortgage and other debt, net of current portion	8,591	9,332
Total liabilities	16,497	16,883

Commitments (Note 14)

Shareholders' equity:
Common stock: no par value; 40,000 shares authorized; 22,381 and 22,382 shares issued and outstanding at September 30, 2006 and March 31, 2006, respectively	22,197	22,204
Additional paid-in capital	13,245	13,265
Deferred compensation	-	(28)
Retained earnings	16,040	11,607
Accumulated other comprehensive income/(loss)	(620)	(450)
Total shareholders' equity	50,862	46,598

Total liabilities and shareholders' equity	$67,359	$63,481

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1) Balances at March 31, 2006 are derived from the audited Financial Statements at that date.

DiCon Fiberoptics, Inc. and Subsidiary Unaudited Consolidated Statements of Operations and Comprehensive Income/(Loss) (in thousands, except per share data)

	For the three months ended September 30,		For the six months ended September 30,
	2006	2005	2006	2005

Net sales	$5,647	$4,774	$10,658	$10,400

Cost of goods sold	2,750	3,291	5,323	7,014

Gross profit	2,897	1,483	5,335	3,386

Selling, general and administrative expenses	1,149	1,108	2,380	2,304
Research and development expenses	1,240	1,136	2,514	2,273

	2,389	2,244	4,894	4,577

Gain/(Loss) from operations	508	(761)	441	(1,191)

Other (expense) income:
Interest expense	(180)	(283)	(365)	(599)
Interest income	677	133	925	254
Gain on disposal of fixed assets	43	118	47	174
Other income, net	449	185	708	203

Income/(Loss) before income taxes	1,497	(608)	1,756	(1,159)

Income tax expense (benefit)	(2,689)	-	(2,677)	1

Net Income/(loss)	4,186	(608)	$4,433	$(1,160)
Other comprehensive income (loss):
Foreign currency translation adjustment	(178)	(307)	-(170)	(150)

Comprehensive income/(loss)	4,008	(915)	$4,263	$(1,310)

Net income/(loss) per share - Basic	.19	(.03)	.20	(.05)

Net income/(loss) per share - Diluted	.19	(.03)	.20	(.05)

Average shares used in computing net income/(loss) per share - basic	22,381	22,388	22,382	22,389

Average shares used in computing net income/(loss) per share - diluted	22,392	22,388	22,393	22,389

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DiCon Fiberoptics, Inc. and Subsidiary Unaudited Consolidated Statement of Cash Flows (in thousands)
	Six Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income/(loss)	$4,433	$(1,160)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation	1,170	2,784
Write down excess and obsolete inventories	11	-
Provision for bad debts	77	(99)
(Gain) loss on disposal of property, plant and equipment	(82)	(174)
Stock compensation expense	9	65
Changes in assets and liabilities:
Accounts receivable	(1,658)	1,570
Inventories	395	782
Prepaid expenses and other current assets	(421)	(34)
Other assets	4	28
Accounts payable and accrued liabilities	585	(18)
Income tax receivable	(3,132)	-
Income tax payable	25	-
Net cash provided by (used in) operating activities	1,416	3,744

Cash flows from investing activities:
Purchases of marketable securities	(6,842)	(6,876)
Sales of marketable securities	7,504	7,479
Sale of property, plant and equipment	56	190
Purchases of property, plant and equipment	(178)	(102)
Net cash provided by investing activities	540	691

Cash flows from financing activities:
Borrowings under mortgages and other debt	2,355	1,224
Repayment of mortgages and other debt	(3,377)	(5,326)
Repurchases of common stock	(8)	(19)
Net cash (used in) provided by financing activities	(1,030)	(4,121)

Effect of exchange rate changes on cash and cash equivalents	(21)	(48)

Net change in cash and cash equivalents	905	266
Cash and cash equivalents, beginning of period	1,411	1,784
Cash and cash equivalents, end of period	$2,316	$2,050

Supplemental disclosures of cash flow information:

Cash paid for interest	$367	$648
Cash paid for income taxes	13	1

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

The Company operates and reports based on a fiscal year that ends on March 31st. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and on the same basis of presentation as the audited financial statements included in the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission (SEC) on June 28, 2006 (the “Company’s 10-KSB”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended March 31, 2006 included in the Company’s Form 10-KSB.

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

        On April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, using the prospective application method prescribed by SFAS No. 123R.  Prior to the adoption of SFAS No. 123R, we accounted for stock option awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method) and, accordingly, recognized no compensation expense for stock option awards to employees. Prior to adoption of FAS123R, the company disclosed proforma net income/(loss) in accordance with FAS123 and FAS148 “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123”estimating the value of its employee option awards using the minimum value method.

        Under the prospective application method, the Company is required to record compensation expense prospectively for all employee stock options awarded during the reporting period based upon the fair-value-based method prescribed by SFAS No. 123R.  The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The estimated fair value of employee stock option awards is amortized over the award’s vesting period on a straight-line basis.  Compensation expense related to stock options awarded in the quarter ended September 30, 2006 was immaterial.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share data)
__________________________________________________________________________________________________________

4. Recent accounting pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognizes in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN No. 48, the evaluation of a tax position is a two-step process. The first step is a recognition process where we are required to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, it is presumed that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. FIN No. 48 also requires tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. As such, we are required to adopt it in our first quarter of fiscal year 2008. Any changes to our income taxes due to the adoption of FIN No. 48 are treated as a cumulative effect of a change in accounting principle. We do not expect the adoption of FIN No. 48 to have a material impact on our Consolidated Financial Statements.

In September 2006, the SEC issued SAB No. 108, “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, must be quantified on the current year financial statements. When a current year misstatement has been quantified, SAB No. 99, “Financial Statements Materiality” should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. SAB No. 108 also discusses the implication of misstatements uncovered upon the application of SAB No. 108 in situations when a registrant has historically been using the iron curtain approach or the rollover approach as described in the SAB. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in Topic 1N in their annual financial statements covering the first fiscal year ending after November 15, 2006. We are evaluating what impact the adoption of SAB No. 108 will have on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our Consolidated Financial Statements.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share data)
___________________________________________________________________________________________________________

5.	Liquidity

As of September 30, 2006, the Company had cash and cash equivalents of $2.3 million. In addition, in conformity with the requirements of generally accepted accounting principles, $19.1 million was invested in certificates of deposit and other marketable securities that were classified as marketable securities. The Company invests cash in excess of short-term needs in these investments to attempt to improve yields on its total investment portfolio.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income/(loss) per share computations for the periods presented below:
	For the three months ended		For the six months ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income/(loss)	$4,186	(608)	$4,433	$(1,160)

Denominators:
Basic shares	22,381	22,388	22,382	22,389

Diluted shares	22,392	22,388	22,393	22,389

Net income/(loss) per share-Basic	.19	(.03)	.20	(.05)

Net income/(loss) per share-Diluted	.19	(.03)	.20	(.05)

Stock options totaling 798 for the six months ended September 30, 2005, were not included in the diluted earnings per share amounts as their effect would have been anti-dilutive.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
__________________________________________________________________________________________________________

7.	Marketable Securities

The value of the Company’s investments by major security type is as follows:

	Cost	Unrealized	Unrealized	Fair
		Gain	Losses	Value
September 30, 2006
Certificate of Deposit	$19,123	$-	$-	$19,123
March 31, 2006
Certificate of Deposit	$18,783	$-	$-	$18,783
Foreign Mutual Fund	1,001	1		1,002
Total	19,784	1	-	19,785

Debt securities include certificates of deposit with original maturities of greater than 90 days.

8.	Inventories

Inventories consist of the following as of September 30, 2006 and March 31, 2006:

	September 30,	March 31,
	2006	2006

Raw materials	$687	$634
Work-in-process	1,164	1,612
Total	$1,851	$2,246

During the six months period ended September 30, 2006, the Company sold $.01 million of obsolete inventory previously written off. During the fiscal year ended March 31, 2006, the Company wrote off approximately $0.3 million of obsolete inventory.

9.	Property, Plant and Equipment, net

Property, plant and equipment consist of the following as of September 30, 2006 and March 31, 2006:

	September 30,	March 31,
	2006	2006
Land	$5,944	$5,944
Building and improvements	33,198	33,281
Machinery, equipment and fixtures	38,917	39,295
Property, plant and equipment	78,059	78,520
Less: Accumulated depreciation	(41,932)	(41,295)
Property, plant and equipment, net	$36,127	$37,225

Depreciation expense was $1,170 and $4,498 for the six months ended September 30, 2006 and for the year ended March 31, 2006.

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

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
_________________________________________________________________________________________________________

10.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of September 30, 2006 and March 31, 2006:
	September 30,	March 31,
	2006	2006

Accounts payable	$808	$428
Accrued payroll	630	527
Temporary receipts	6	2
Accrued liabilities	637	612
	$2,081	$1,569

11.	Mortgage and Other Debt

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

The Company was in compliance with the additional principal repayments requirement as of September 30, 2006. During the year ended March 31, 2006, the Company voluntarily prepaid three additional $0.5 million equal installments that were originally due on January 1, 2006, April 1, 2006 and July 1, 2006. In addition, the Company voluntarily prepaid an additional $8.5 million principal of the mortgage loan during the year ended March 31, 2006. This included $5.5 million from the proceeds of land sale. The balance of the mortgage loan as of September 30, 2006 was $8.8 million with an interest rate of 7.25%.

        On April 10, 2006, the bank agreed to extend the final payment date of the mortgage loan from October 20, 2007, to October 20, 2017, and decrease the interest rate on the mortgage loan from the Index to the Index minus 1%

        In August of 2006, the Company voluntarily prepaid an additional $1.0 million of principal on the mortgage loan.

Global renewed its line of credit of 78 million New Taiwan Dollars (or approximately $2.4 million as of September 30, 2006) from a Taiwan bank. The line of credit will mature on October 31, 2007. The interest rate is based on a rate set by the bank at the time funds are drawn. Annual rate of interest on the borrowings was 3.64% during the period. The amount drawn as of September 30, 2006 was 59.5 million New Taiwan Dollars (or approximately $1.8 million as of September 30, 2006) with an interest rate of 3.64%.

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

Under the terms of the Option Plan, employees who were participants in the Phantom Stock Plan could convert their awarded phantom stock units and their Contingently Promised Stock Units into (1) options with an exercise price of $20.55 per share and cash payments of $20.55 per share (paid over four years); (2) additional options with an exercise price of $4.11; or (3) a combination of both (1) and (2). The cash payments and the options that were converted from vested stock units vested immediately. The cash payments and the options that were converted from Contingently Promised Units will vest in accordance with the original vesting schedule, but not less than 20 percent per year. At March 31, 2001, all phantom stock units for current employees under the Phantom Stock Plan were converted to options or options and cash payments pursuant to one of the alternatives noted above.

The Company did not declare a regular dividend on its common stock during the fiscal years ended March 31, 2006, or 2005, or in any subsequent period for which financial information is required, except that on January 6, 2006, the Company declared a special dividend of $0.10 per share of common stock to shareholders of record as of January 6, 2006, payable on or before January 31, 2006.

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

The Purchase Plan was available to all eligible employees who meet certain service requirements. Effective April 1, 2001, employees participating in the Purchase Plan could elect to deduct up to 10 percent of gross pay to purchase stock in the Company. Stock transactions pursuant to the Purchase Plan occurred semiannually on December 31 and March 31. The Company could sell up to 646 shares of stock under the Purchase Plan. Employees purchased 14 shares at a price of $19.25 per share on December 31, 2001 and 35 shares at a price of $10.50 on March 31, 2002. In May 2002, the Company issued 132 additional shares of common stock to employees under the Purchase Plan for aggregate cash consideration of $1,384 at a price of $10.50. In September 2002, the Company suspended the sale of shares to employees under the Purchase Plan.

DiCon Fiberoptics, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(in thousands)
___________________________________________________________________________________________________________

Compensation expense related to the Company’s stock compensation plans and conversion of the Contingently Promised Units has been reflected in the Unaudited Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three months ended September 30, 2006 and 2005 as follows:

	For the three months ended		For the six months ended
	September 30,		September 30,
	2006	2005	2006	2005
Cost of goods sold	$2	$11	$3	$22
Selling, general and administrative expenses	2	16	4	33
Research and development expenses	0	5	2	10
	$4	$32	$9	$65

13.	Income Taxes

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

During the fiscal year ended March 31, 2005, the Company’s federal income tax returns for fiscal years ended in 2000 to 2003 were examined by the Internal Revenue Service. As a result of this review, certain tax credits previously claimed were considered to be excessive and therefore additional tax assessment was required. In the fiscal year ended March 31, 2005, the Company paid $281 for the tax assessments that may result. The total related interest payable assessed was $28, which was paid in June of 2005.

The Company was granted a five-year tax holiday in Taiwan on the WDM product line, which expired on February 21, 2006. On April 1, 2006, the Company was granted a five-year tax holiday on the MEMS product line, which will expire on March 31, 2011. There was no net impact of this tax holiday for the quarter ended September 30, 2006 and year ended March 31, 2006.

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

As of March 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $6.0 million and $42.0 million, respectively, and federal and state tax credit carryforwards of approximately $0.6 million and $2.2 million, respectively. The net operating loss will expire at various dates beginning in 2013, if not utilized. The tax credit can be carried forward indefinitely. The Company also has foreign net operating loss carry-forward of 119.0 million New Taiwan Dollars (or approximately $3.8 million as of March 31, 2005), which expire beginning in the year 2008.

During the period ending September 30, 2006, the Company recorded a tax provision of $0.03 million, which is related to the 90% alternative minimum tax limitation with respect to utilization of the net operating loss carry forwards. This was offset by a notice of a refund due for $3.1 million (including $0.4 million in interest) from the State of California stemming from an Enterprise Zone tax credit for the 2001 tax year.

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

Changes in the Company’s warranty reserve, which is part of “Accrued expenses” on the balance sheet, during the six months ended September 30, 2006 and 2005 were as follows:

	Six months ended September 30,
	2006	2005
Beginning balance	$20	$24
Provision for warranty	62	24
Utilization of reserve	(52)	(22)
Ending balance	$30	$26

Global owns a condominium interest in the building in Kaohsiung, Taiwan. This facility is located on a ground lease that extends through 2011. The ground lease may be renewed indefinitely, and there is no penalty for early cancellation, except for forfeiture of the owned facility.

As of September 30, 2006,the Company’s future gross commitments under all leases was $0.1 million.

Global maintained its line of credit of 80 million New Taiwan Dollars (or approximately $2.4 million as of September 30, 2006) from a Taiwan bank. The line of credit will mature on October 30, 2006. The interest rate is based on a rate set by the bank at the time funds are drawn. Annual rate of interest on the borrowings was 3.64% during the period. The amount drawn as of September 30, 2006 was 59.5 million New Taiwan Dollars (or approximately $1.8 million as of September 30, 2006) with an interest rate of 3.64%.

15. Subsequent Events

On October 2, 2006, Global voluntarily repaid 34.0 million Taiwan dollars (approximately $1.03 million as of September 30, 2006) on the line of credit.

On October 26, 2006, the Company effected a 1-for-5 reverse stock split. The share and per share amounts have been retroactively adjusted to reflect the 1-for-5 split.

On October 27, 2006, the Company voluntarily prepaid an additional $0.8 million of principal on the mortgage loan.

On October 27, 2006, the Company received a tax refund from the State of California in the amount of $3.1 million as a result of an amended tax return from the year ending March 31, 2001.

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

The Company’s cost of goods sold consists primarily of the cost of direct materials, labor and manufacturing overhead, scrap and rework associated with products sold, as well as production start up costs. As demand changes, the Company attempts to manage its manufacturing capacity to meet demand for existing and new products; however, certain portions of its costs are fixed and as volumes decrease, these expenses are difficult to reduce proportionately, if at all. The Company assesses its inventory position on a monthly and quarterly basis with its then current forecasts. During the six months ended September 30, 2006, $.01 million of previously written down inventory was sold. During the fiscal year ended March 31, 2006, the Company wrote off approximately $0.3 million of obsolete inventory.

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

During the fiscal year ended March 31, 2006, the Company generated a gain on sale of land and fixed assets of $8.0 million. Of this gain, $7.1 million stemmed from the sale of a parcel of land with a net book value of $5.8 million and proceeds from the sale of $12.9 million. The remaining $0.9 gain stemmed from the sale of fixed assets with a net book value of less than $0.1. No additional excess and idle equipments were written off in the six months ended September 30, 2006. There were no significant sales of fixed assets during the six months ended September 30, 2006.

Other income (expenses) consists primarily of interest income, offset by interest expense.

On October 26, 2006, the Company effected a 1-for-5 reverse stock split. The share numbers in this report reflect the 5-for-5 reverse stock split.

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

The majority of the Company’s long-lived assets are located in the United States. Long-lived assets consist primarily of property, plant and equipment, net of accumulated depreciation and deposits. The following represents the geographic location of long-lived assets:

Amounts (in 000’s)	September 30, 2006	March 31, 2006
Within the US	$31,237	$31,759
Outside the US	4,890	5,478

Total	$36,127	$37,237

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

Financial Results

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

Net Sales

Net sales increased by 19% to $5.7 million for the quarter ended September 30, 2006 from $4.8 million for the quarter ended September 30, 2005. The increase was primarily due to an increase in the demand for fiberoptic components and test equipment by telecommunications equipment vendors.

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

Sales to different geographic areas may fluctuate from period to period depending on various factors such as new system development, purchase cycle and price. Net sales to customers in the United States accounted for $1.9 million and $1.6 million of total net sales, or 32.6% and 33.6%, for the three months ended September 30, 2006 and 2005, respectively.

As of September 30, 2006 and 2005, the Company experienced the following concentrations in sales to customers.

	Three months ended
	September 30,
	2006	2005

Percentage of revenue for 3 largest customers	53.1%	54.2%

No. of customers accounting for over 10% of net sales	4	3

Sales to the Company’s leading customers vary significantly from year to year and the Company does not have the ability to predict future sales to these customers.

Cost of Goods Sold and Gross Margin

Costs of goods sold declined 16.4% to $2.8 million in the quarter ended September 30, 2006 from $3.3 million in the quarter ended September 30, 2005. Gross margin as a percentage of net sales was 51.3% in the quarter ended September 30, 2006, compared to 31.1% in the quarter ended September 30, 2005.

The improvement in gross margin in the quarter ended September 30, 2006 is due to expense and cost reductions and a higher percentage of higher margin switches being sold. During the quarter ended September 30, 2006, no excess and obsolete inventory has been written off.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense was $1.1 million in the quarter ended September 30, 2006, compared to $1.1 million in the quarter ended September 30, 2005.

Research and Development Expenses

Research and development (“R&D”) expense was $1.2 million for the three month period ended September 30, 2006, compared to $1.1 million for the three month period ended September 30, 2005. The increase in R&D spending reflects the increased overhead associated with the purchase of new machinery. Future expenditures are expected to fluctuate both in absolute dollars and as a percentage of revenue based on the need to invest in new research and development in order to remain competitive in this rapidly changing industry.

Other (Expense) Income

Other (expense) income for the quarters ended September 30, 2006 and 2005 are as follows:

	Three months ended
	September 30,
(in thousands)	2006	2005

Other (expense) income:
Interest expense	$(180)	$(283)
Interest income	677	133
Gain (loss) on disposal of fixed assets	43	118
Gain/(Loss) on currency exchange	73	(41)
Gain on disposal of expensed items	375	75
Non-refundable extension payments		150
Other (expense) income, net	1	1
	$989	$153

Interest expense primarily represents the costs of borrowing by DiCon for its mortgage loan on the facility in Richmond, California., facility and its equipment loan. In the quarter ended September 30, 2006, the Company sold certain expensed precious metals used in the production process for total proceeds of $363. During September of 2006, the Company received a notice from the State of California that it was due a tax refund of $3.1 million which included interest of $0.4 million.

Income/(Loss) Before Income Tax

The Company reported a net income before income tax of $1.5 million for the current quarter compared to a loss of $0.6 million for the same six months in the prior year. This is primarily due the sale of expensed items as explained above, for a gain of $0.6 million and an improvement in gross margin during the quarter.

Income Tax (Expense) Benefit

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against certain deferred tax assets at September 30, 2006. Management regularly evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

The Company has substantial net operating loss carryforwards. The loss carryforwards can be applied to 90% of the current year income for Alternative Minimum Tax purposes. As a result, the effective tax rate for the three months (excluding the tax refund) ended September 30, 2006 was 1.7% compared to 0% for the three months ended September 30, 2005. The effective tax rate for the six months (excluding the tax refund) ended September 30, 2006 was 1.9% compared to 0% for the six months ended September 30, 2005. The tax rate for each period is the result of the consolidation of the tax provisions for the US operations with that of the Taiwan operations of Global, and can vary substantially from period to period depending on the relative performance of each operation.

Six Months Ended September 30, 2006 Compared with Six Months Ended September 30, 2005

Net Sales

Net sales increased by 3% to $10.7 million for the six months ended September 30, 2006 from $10.4 million for the six months ended September 30, 2005. The increase was primarily due to an increase in the demand for fiberoptic components and test equipment by telecommunications equipment vendors.

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

Sales to different geographic areas may fluctuate from period to period depending on various factors such as new system development, purchase cycle and price. Net sales to customers in the United States accounted for $3.3 million and $3.2 million of total net sales, or 30.8% and 31.2%, for the six months ended September 30, 2006 and 2005, respectively.

As of September 30, 2006 and 2005, the Company experienced the following concentrations in sales to customers.

	Six months ended
	September 30,
	2006	2005

Percentage of revenue for 3 largest customers	54.1%	56.3%

No. of customers accounting for over 10% of net sales	3	3

Sales to the Company’s leading customers vary significantly from year to year and the Company does not have the ability to predict future sales to these customers. For the six month period ended September 30, 2006 the three largest customers exceeding 10% of revenue were Marconi at 24%, Alcatel at 15% and Celestica at 15%.

The Company sold it’s products to customers within and outside the United States as indicated below:

Revenues (in 000’s)	Six months ended Six months ended
	September 30 September 30
	2006	2005

Within the US	$3,270	$3,155
Outside the US	7,388	6,966

Total	$10,658	$10,121

Cost of Goods Sold and Gross Margin

Costs of goods sold declined 24.1% to $5.3 million in the six months ended September 30, 2006 from $7.0 million in the six months ended September 30, 2005. Gross margin as a percentage of net sales was 50.1% in the six months ended September 30, 2006, compared to 32.6% in the six months ended September 30, 2005.

The improvement in gross margin in the six months ended September 30, 2006 is due to expense and cost reductions and a higher percentage of higher margin switches being sold. During the six months ended September 30, 2006, a nominal amount of excess and obsolete inventory has been written off.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense was $2.4 million in the six months ended September 30, 2006, compared to $2.3 million in the six months ended September 30, 2005.

Research and Development Expenses

Research and development (“R&D”) expense was $2.5 million for the six month period ended September 30, 2006, compared to $2.3 million for the six month period ended September 30, 2005. Future expenditures are expected to fluctuate both in absolute dollars and as a percentage of revenue based on the need to invest in new research and development in order to remain competitive in this rapidly changing industry.

Other (Expense) Income

Other (expense) income for the six months ended September 30, 2006 and 2005 are as follows:

	Six months ended
	September 30,
(in thousands)	2006	2005

Other (expense) income:
Interest expense	$(365)	$(599)
Interest income	925	254
Gain (loss) on disposal of fixed assets	47	174
Gain/(Loss) on currency exchange	109	(204)
Gain on disposal of expensed items	598	178
Non-refundable extension payments		225
Other (expense) income, net	1	4
	$1,315	$32

Interest expense primarily represents the costs of borrowing by DiCon for its mortgage loan on the facility in Richmond, California., facility and its equipment loan. Interest income included $417 relating to an income tax refund from the State of California. In the six months ended September 30, 2006, the Company sold certain expensed precious metals used in the production process for total proceeds of $586.

Income/(Loss) Before Income Tax

The Company reported a net income before income tax of $1.8 million for the six months ended September 30, 2006 compared to a loss of $1.2 million for the same six months in the prior year. This is primarily due the sale of expensed items as explained above, for a gain of $0.6 million and an improvement in gross margin during the last six month period.

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

The effective tax rate for the three months ended September 30, 2006 was 2.6% (excluding the tax refund) compared to 0% for the six months ended September 30, 2005. The tax rate for each period is the result of the consolidation of the tax provisions for the US operations with that of the Taiwan operations of Global, and can vary substantially from period to period depending on the relative performance of each operation.

Liquidity and Capital Resources

As of September 30, 2006, the Company had cash and cash equivalents of $2.3 million. In addition, the Company has $19.1 million invested in certificates of deposit and other marketable securities that in conformity with the requirements of generally accepted accounting principles were classified as marketable securities.

The net cash provided by operating activities of $1.4 million for the six months ended September 30, 2006 resulted from non-cash adjustments of $0.02 million to the net income of $1.4 million for the six months ended September 30 2006, a reduction of accounts receivable and inventories of 1.3 million. This cash inflow is partially offset by an increase in accounts payable of $0.5 million. The net cash provided by operating activities of $3.7 million for the six months ended September 30, 2005 resulted from non-cash adjustments of $2.6 million to the net loss of $1.2 million for the six months ended September 30 2005, a reduction of accounts receivable and inventories of 2.3 million.

The increase in cash flows from investing activities of $0.5 million for the six months ended September 30, 2006 was primarily due to an increase in net proceeds of $0.7 million from the sale and purchase of marketable securities offset by $0.2 million in purchases of propertiesproperty, plant and equipment. The increase in cash flows from investing activities of $0.7 million for the six months ended September 30, 2005 was primarily due to an increase in net proceeds of $0.6 million from the sale and purchase of marketable securities.

Cash used in financing activities decreased to $1.0 million for the six months ended September 30, 2006 from $4.1 million provided by financing activities in the six months ended September 30, 2005. This change is primarily attributable to the repayment of the mortgage loan.

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

The Company was in compliance with the additional principal repayments requirement as of September 30, 2006. During the year ended March 31, 2006, the Company voluntarily prepaid three additional $0.5 million equal installments that were originally due on January 1, 2006, April 1, 2006 and July 1, 2006 (see Note 18 ). In addition, the Company voluntarily prepaid an additional $8.5 million principal of the mortgage loan during the year ended March 31, 2006. This included $5.5 million from the proceeds of land sale. The balance of the mortgage loan as of September 30, 2006 was $8.8 million with an interest rate of 7.25%.

Global maintained its line of credit of 80 million New Taiwan Dollars (or approximately $2.5 million as of September 30, 2006) from a Taiwan bank. The line of credit will mature on October 31, 2006. The interest rate is based on a rate set by the bank at the time funds are drawn. Annual rate of interest on the borrowings was 3.64% during the period. The amount drawn as of September 30, 2006 was 59.5 million New Taiwan Dollars (or approximately $1.8 million as of September 30, 2006) with an interest rate of 3.64%.

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

As of September 30, 2006, the Company’s future gross commitment under all leases was $0.1 million.
Global renewed its line of credit of 78 million New Taiwan Dollars (or approximately $2.4 million as of September 30, 2006) from a Taiwan bank. The line of credit will mature on October 31, 2007. The interest rate is based on a rate set by the bank at the time funds are drawn. Annual rate of interest on the borrowings was 3.64% during the period. The amount drawn as of September 30, 2006 was 59.5 million New Taiwan Dollars (or approximately $1.8 million as of September 30, 2006) with an interest rate of 3.64%.

Item 3. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures. The undersigned principal executive and financial officer of DiCon the Company concludes that DiCon’s the Company’s disclosure controls and procedures are effective as of September 30, 2006, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15.

(b)  Changes in Internal Controls. There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

                                None

(1) All of the shares purchased were issued under the Employee Stock Purchase Program.

(2) DiCon does not have any publicly announced plans or programs for the purchase of shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation of DiCon Fiberoptics, Inc., filed June 2, 1986.

3.1.1	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed November 9, 1988.

3.1.2	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed April 12, 2000.

3.1.3	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed January 24, 2001.

3.1.4	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed June 26, 2002.

3.1.5	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed October 26, 2006

31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICON FIBEROPTICS, INC.
(Registrant)

Date:	November 14, 2006	By:	/s/ Ho-Shang Lee
(Signature)

			Name:	Ho-Shang Lee, Ph.D.
			Title:	President and Chief Executive Officer (principal executive and financial officer)

Exhibit Index

Exhibit No.	Description

3.1	Articles of Incorporation of DiCon Fiberoptics, Inc., filed June 2, 1986.

3.1.1	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed November 9, 1988.

3.1.2	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed April 12, 2000.

3.1.3	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed January 24, 2001.

3.1.4	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed June 26, 2002.

3.1.5	Certificate of Amendment of the Articles of Incorporation of DiCon Fiberoptics, Inc., filed October 26, 2006

31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certificate of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.